Form 10-Q
period 2008-03-31
DK INVESTORS INC
filed 2008-08-19
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

DK INVESTORS, INC.
 (Exact name of registrant as specified in Charter

New York	000-53244	13-1869744
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, NY  10005
 (Address of Principal Executive Offices)
 _______________

(212) 618-1515
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 4, 2008:  5,925,717 shares of common stock.

DK INVESTORS, INC.
FORM 10-Q
March 31, 2008
INDEX

PART I-- FINANCIAL INFORMATION

		Page #

Item 1.	Financial Statements	1-19
Item 2.	Management’s Discussion and Analysis of Financial Condition	20-23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Control and Procedures	23

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURE		25

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DK INVESTORS, INC.
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Consolidated Statements of Operations for the Three Months ended March 31, 2008 and 2007 and for the period September 18, 2003 (Inception) Through March 31, 2008	2

Consolidated Statements of Changes in Stockholders’ (Deficit) for the period September 18, 2003 (Inception) Through March 31, 2008	3

Consolidated Statements of Cash Flow for the Three Months ended March 31, 2008 and 2007 and for the period September 18, 2003 (Inception) Through March 31, 2008	4

Notes to Consolidated Financial Statements	5-19

DK INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
as of March 31, 2008 and December 31, 2007

ASSETS
	March 31	December 31,
	2008 (Unaudited)	2007 (Audited)
ASSETS:
Cash and cash equivalents	$4,176	$4,280

Fixed assets - net	2,342	3,171

TOTAL ASSETS	$6,518	$7,451

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$117,258	$98,991
Note Payable - officer	62,969	62,969

Total current liabilities	180,227	161,960

LONG-TERM LIABILITIES:
Note payable - Nano Dynamics	110,000	110,000

Total long-term liabilities	110,000	110,000

Total liabilities	290,227	271,960

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized;
5,925,717 shares issued and outstanding at March 31, 2008 and December 31, 2007	593	593
Additional paid-in capital	72,707	72,707
Accumulated deficit	(357,009)	(337,809)

Total stockholders' (deficit)	(283,709)	(264,509)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$6,518	$7,451

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Operations for the Three Months ended
 March 31, 2008 and 2007 and for the period September 18, 2003
 (Inception) Through March 31, 2008

	Three Months Ended	Three Months Ended	September 18, 2003 (Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

OPERATING EXPENSES:
Research contract	$-	$-	$96,199
Consulting	-	-	125,515
Depreciation expense	829	968	9,501
General and administrative expenses	-	-	4,046
Officer's Salaries	5,000	5,000	49,166
Professional fees	9,360	882	63,935
Total operating expenses	15,189	6,850	348,362

(LOSS) FROM OPERATIONS	(15,189)	(6,850)	(348,362)

OTHER INCOME (EXPENSE)
Sale of equipment	-	-	22,785
Sale of license	-	-	6,250
Interest expense	(4,011)	(3,449)	(37,682)
TOTAL OTHER INCOME (EXPENSE)	(4,011)	(3,449)	(8,647)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(19,200)	(10,299)	(357,009)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(19,200)	$(10,299)	$(357,009)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,830,000	5,830,000	5,830,000

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Changes in Stockholders’ (Deficit) for the
period September 18, 2003 (Inception) Through March 31, 2008

	Common Stock		Preferred Stock		Additional
	Shares	Amount	Shares	Amount	Paid - In Capital	Accumulated Deficit	Total

Balance, September 18, 2003 (Inception)	-	$-	-	$-	$-	$-	$-

Capital contributed by directors	1	-	-	-	19,000	-	19,000

Net loss for the period ended December 31, 2003	-	-	-	-	-	(7,515)	(7,515)

Balance December 31, 2003	1	-	-	-	19,000	(7,515)	11,485

Capital contributed by DK Investors, Inc.	-	-	-	-	4,000	-	4,000

Common stock issued to directors and executive	479,999	-	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	(34,322)	(34,322)

Balance, December 31, 2004	480,000	-	-	-	23,000	(41,837)	(18,837)

Effect of reverse merger	5,445,717	593	-	-	49,707	-	50,300

Net loss for the year ended December 31, 2005	-	-	-	-	-	(170,530)	(170,530)

Balance, December 31, 2005	5,925,717	593	-	-	72,707	(212,367)	(139,067)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(82,833)	(82,833)

Balance, December 31, 2006	5,925,717	593	-	-	72,707	(295,200)	(221,900)

Net loss for the Year ended December 31, 2007	-	-	-	-	-	(42,609)	(42,609)

Balance, December 31, 2007	5,925,717	593	-	-	72,707	(337,809)	(264,509)

Net loss for the three months ended March 31, 2008	-	-	-	-	-	(19,200)	(19,200)

Balance, March 31, 2008	5,925,717	$593	-	$-	$72,707	$(357,009)	$(283,709)

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Cash Flow for the Three Months ended
 March 31, 2008 and 2007 and for the period September 18, 2003
 (Inception) Through March 31, 2008

	Three Months Ended	Three Months Ended	September 18, 2003 (Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(19,200)	$(10,299)	$(357,009)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	829	968	9,501

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	14,256	5,882	79,576
Increase in accrued interest	4,011	3,449	37,682

Total adjustments	19,096	10,299	126,759

Net cash (used in) operating activities	(104)	-	(230,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(11,843)

Net cash (used in) investing activities	-	-	(11,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	-	-	172,969
Issuance of common stock	-	-	73,300

Net cash provided by financing activities	-	-	246,269

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(104)	-	4,176

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	4,280	5,280	-

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$4,176	$5,280	$4,176

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-                  Description of Business

We were incorporated in New York on January 27, 1934, and our stock is traded on the pink sheets under the symbol “DKII”.  Until August 25, 2004, DK Investors, Inc. (“DK”) was a closed-end managed investment company which, until the end of 2003, invested solely in tax exempt municipal and state issued securities. At that time, DK had assets of approximately $15,700,000.

At a special shareholders meeting called on December 17, 2003, DK voted for two propositions: (1) to cease operations as an investment company, to sell its assets and distribute the net proceeds, and (2) to continue its corporate existence while looking for a party to purchase control and/or merge with DK.  DK distributed the net proceeds to its shareholders in a capital distribution of $13.19 per share on February 6, 2004 in cash pro rata to shareholders of record on January 30, 2004. At the conclusion of the distribution, DK held approximately $152,000 in cash to cover anticipated expenses and had no other assets and no debts. At the time of the noted distribution DK had approximately 175 shareholders of record plus shareholders who hold shares in street name through broker-dealers and banks.

Through a reverse merger on March 30, 2005 the shareholders of SGK Nanostructures, Inc. (“SGK” or the “Company”) gained control of DK Investors, Inc. (“DK”) SGK Nanostructures, Inc., a New York corporation, was incorporated on September 18, 2003. The Company's corporate headquarters are located at 14 Wall Street, 20th Floor, New York, NY 10005.

SGK is considered to be the accounting acquirer. Accordingly, the historical financial statements of SGK are considered to be those of DKII for all periods presented.

SGK is a development stage company organized to identify, develop and exploit nanostructures and, through various means, including commercial manufacturing, exploit proprietary rights in the field of nanotechnology. The Company is focused on developing and perfecting viable nanomaterials, components and devices and then sub-licensing the manufacture and commercialization to strategic partners which incorporate nanotechnology. Nanotechnology involves manipulating matter at a microscopic level to produce materials, coatings, components,

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-                  Description of Business (Continued)

Our Business (Continued)

designs, products and devices for industrial applications whose characteristics are, at least in part, influenced by the extremely small size of the constituent materials or structures. Within the field of nanotechnology, the Company is focusing on the development and manufacture of a range of nanomaterials, which can be incorporated into components and devices. Application areas include but are not limited to fuel cells, hydrogen storage systems, micro-electronics, semiconductors, bio/life sciences.

The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities. We intend to raise additional debt and/or equity financing to sustain our operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for our products.

  DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-                 Description of Business (Continued)

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, research and development.

NOTE 2-                 Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of DK Investors, Inc. and SGK Nanostructures, Inc. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At March 31, 2008 and December 31, 2007, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-                 Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, which range from three to five years. Repairs and maintenance are charged to expense as incurred.

Research and Development

Research and development costs are charged to operations when incurred.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable andaccrued expenses and notes payable-officer approximate fair valuebecause of their short-term nature.

Revenue Recognition

Revenue is recognized when services are rendered and when product hasbeen delivered to the customer.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, we record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. We consider, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-                 Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which was effective for fiscal yearsbeginning after December 15, 2006.  This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, de recognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006.  Effective January 1, 2007, the Company adopted FIN 48 and has determined that such adoption has not had a significant effect on the Company's consolidated financial position and results of operations.

Loss Per Share of Common Stock

Basic and diluted loss per share are computed as though the reverse purchase transaction had happened on September 18, 2003 leaving 5,925,717 shares outstanding during the period September 18, 2003 to March 31, 2008. The basic loss per common share during the development stage was $.00, $.00 and $.06 for the three months ended March 31, 2008, March 31, 2007 and from Inception (September 18, 2003) through March 31, 2008, respectively.

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007 and from inception (September 18, 2003) through March 31, 2008 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2008.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-                 Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-                 Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued

of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15,

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-                 Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R."

This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact may be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of the Company’s year beginning after January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position, results of operations and cash flows.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-                 Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption FASB 161 – derivatives.

NOTE 3-            Research and Development Agreement

The Company had an agreement for a research project being conducted under the guidance of The Research Foundation of the State University of New York at Stony Brook to:

1.	Process functionalization of carbon nanotube samples.

2.	Develop a method and a set-up for the measurements of thermal conductivity in the 2-D layers of carbon nanotubes.

3.	Estimate the possibility of using the manufactured chips for the

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-            Research and Development Agreement (Continued)

 measurements of thermal conductivity in the 2-D layers of carbon nanotubes.

4.
Manufacture samples of arrays of functionalized multiwall carbon nanotubes on the chips for the measurements of thermal conductivity          in the 2-D layers of carbon nanotubes, using Langmuir-Blodgett technique.

5.	Treat samples of arrays of functionalized multi wall carbon nanotubes on Si02 substrates using Ar-ion beam at different parameters of acceleration voltage and the time duration.

6.	Develop a method of lift-off the treated layers of multiwall carbon nanotubes and placing them on different substrates.

The initial term of the agreement was December 1, 2003 through April 15, 2004 and had been extended through September 30, 2006, but terminated prior to that date, to a maximum allowable cost of $145,357.  The Company terminated the remainder of the agreement at the end of 2005.  From its inception through December 31, 2005 the Company paid $96,199 under the agreement.

NOTE 4-         Commitments

At the present time the Company pays no rent and operates from the office of its President, John Leo.  The Company carries no liability, directors, officer’s liability or office contents insurance.

The Company has two employees both of whom are executive officers. The Company compensates these officers and stockholders under employment agreements with an initial five year term ending October 14, 2010.  Base salaries under the agreements are $10,000 each per year.

NOTE 5-        Reverse Merge DK Investors and SGK Nanostructures, Inc.

A share acquisition and exchange agreement dated March 30, 2005 between SGK Nanostructures, Inc. ("SGK"), a corporation organized under the laws of New York and DK Investors, Inc. (“DK”), a corporation organized under the laws of New York, was entered into on that date.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-             Reverse Merge DK Investors and SGK Nanostructures, Inc.(Continued)

The SGK shareholders exchanged and assigned all of their SGK common stock shares, 480,000 in total, to DK and DK issued an aggregate of 4,750,000 shares of DK Common Stock to the SGK Shareholders.

At the time of the closing there were 1,175,717 shares of common stock of DK Investors issued and outstanding.  A total of 50 million shares of DK stock were authorized of which 40 million are common stock shares and 10 million are preferred stock shares. As a result of the reverse merger the shareholders of SGK took control of DK Investors, Inc. Also on March 30, 2005 Harry Nadler, resigned as sole director and executive Vice President of SGK and Norman Fuchs was elected Chairman.

NOTE 6-            Fixed Assets

Fixed assets consisted of the following:

	March 31	December 31,
	2008	2007

Equipment	$11,843	$11,843

Less: Accumulated Depreciation	(9,501)	(8,672)
Fixed Assets - Net	$2,342	$3,171

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-        Notes Payable

Notes payable consisted of the following:

	March 31,	December 31,
	2008	2007
Note payable at 6% interest. If, on or before
December 31, 2009, the Company or its successor
consummates Equity Financing, this note shall be
automatically mature as of the date of the
consummation of the Equity Financing and shall be
payable in full. For purposes of this Note, Equity
Financing shall mean one or more equity financings
by the Company resulting in the Company receiving,
in the aggregate, at least $2,000,000 in consideration
for the equity issued to one or more investors. If the
Company does not consummate Equity Financing as
of December 31, 2009, this Note shall be payable
thereafter on demand. Prior to December 31, 2009
and consummation of Equity Financing, payment on
this Note shall be made solely from royalties payable
to the Company pursuant to that certain Exclusive
License Agreement by and between the Company
and the note holder dated December 15, 2004.
Holder may, by notice to the Company, require
payments of all such royalties be made directly to
the holder. All payments received by the holder
shall be applied first to the payment of interest.	$110,000	$110,000

Notes payable to an officer / shareholder at 15%.
Proceeds of the notes were used for general
working capital and to provide the Company with
short term liquidity and to pay overdue bills. The
notes originally became due on January 2, 2008.
The due date for the notes has been extended by the
officer to September 30, 2008.	62,969	62,969

Total notes payable	$172,969	$172,969

 DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 7-           Notes Payable (Continued)

* The collateral for the $110,000 loan is all the rights, title and interest to all personal property and fixtures of the Debtor or in which the Debtor has an interest, in each case whether now or hereafter existing or now owned or hereafter acquired and whether subject to the Uniform Commercial Code including all goods, money, instruments, accounts, inventory, equipment, documents, chattel paper, securities and general intangibles and all interest, dividends and other distributions thereon paid and payable in cash or in property; and all replacements and substitutions for, and all accessions and additions to, and all products and proceeds of, all of the foregoing.

NOTE 8-             Stockholders Deficit

At March 30, 2005 DK Investors, Inc. had 1,175,717 shares of common stock outstanding. As part of the reverse purchase transaction DK agreed to contribute back 925,717 shares leaving the DK shareholders with 250,000 outstanding shares. In exchange for 100% of the shares of SGK Nanostructures Inc., DK issued 4,750,000 shares to the SGK shareholders, effectively transferring control of DK to the SGK shareholders.

At March 31, 2008 and December 31, 2007 the Company had no convertible notes, stock options issued or employee stock option plan.

NOTE 9-                 Going Concern

As shown in the accompanying financial statements, the Company incurred substantial net losses for the three months ended March 31, 2008 and 2007, and from Inception (September 18, 2003) to March 31, 2008, and has no revenue stream to support itself. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to raise additional capital or to secure a future business combination.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9-             Going Concern  (Continued)

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 10-               Provision For Income Taxes

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2008 and December 31, 2007, deferred tax assets consist of the following:

	MARCH 31,	DECEMBER 31,
	2008	2007

Deferred taxes due to net operating
loss carryforwards	$124,953	$118,233

Less: Valuation allowance	(124,953)	(118,233)
Net deferred tax assets	$-	$-

At March 31, 2008 and December 31, 2007, the Company had deficits accumulated during the development stage in the approximate amounts of $357,009 and $337,809 available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11-          Related Party Transactions

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, holds our notes payable with a total outstanding balance of  $62,969 and $47,969 at March 31, 2008 and 2007, respectively. Accrued interest as of March 31, 2008 and 2007 is $16,769 and $8,369, respectively.

NOTE 12-          Subsequent Events

On May 16, 2008 the Company filed a Form 10 securities registration statement with the SEC. As of August 14, 2008 no comments have been received from the SEC relating to the filing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Regarding Forward-Looking Statements

You should read the following discussion in conjunction with the combined financial statements and the corresponding notes.  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.  Please see “Forward Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

SGK is a development stage company organized to identify, develop and exploit nanostructures and, through various means, including commercial manufacturing, exploit proprietary rights in the field of nanotechnology. The Company is focused on developing and perfecting viable nanomaterials, components and devices and then sub-licensing the manufacture and commercialization to strategic partners which incorporate nanotechnology. Nanotechnology involves manipulating matter at a microscopic level to produce materials, coatings, components, designs, products and devices for industrial applications whose characteristics are, at least in part, influenced by the extremely small size of the constituent materials or structures. Within the field of nanotechnology, the Company is focusing on the development and manufacture of a range of nanomaterials, which can be incorporated into components and devices. Application areas include but are not limited to fuel cells, hydrogen storage systems, micro-electronics, semiconductors, bio/life sciences.

On March 30, 2005 the Company completed a reverse merger with DK Investors, Inc. Until August 25, 2004 DK Investors was a closed-end managed investment company which, until the end of 2003, invested solely in tax exempt municipal and state issued securities.

Financial Operations Overview

The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities. We intend to raise additional debt and/or equity financing to sustain our operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for our products.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses include costs associated with salaries and other expenses related to research and other administrative costs. In addition, we have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we required for short durations of time to avoid unnecessary hiring of full-time staff.

Results of operations

For the three months ended March 31, 2008 and 2007 we had no revenue. We incurred operating expenses, excluding interest expense, of $15,189 and $6,850 for the three months ended March 31, 2008 and 2007 respectively. Interest expense for the three months ending March 31, 2008 and 2007 was $4,011 and $3,449 respectively. The Company incurred net losses of $19,200, $10,299 and $357,009 for the three months ended March 31, 2008, March 31, 2007 and from September 18, 2003 (inception) to March 31, 2008, respectively.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We have entered into an exclusive  license agreement with Nanodynamics to market  our technology through products that we will develop. These marketing plans will have to be successfully implemented.  The first commercial product we are planning to market from our nanotechnology platform is a “nano heat spreader”. The product will be marketed to producers of high value products for electronic chips. These chips are typically used in commercial and military applications. In addition to our core nano platform, we will continue to develop and build commercial and research vacuum process reactors. In addition, we will use our technical know-how to help with design and consulting services on production processes associated with the reactors.

We will require outside capital to implement our business plan. We will have to expand our management  team with qualified personnel. Our intent is continue to develop products that will be marketed by third parties such as Nanodynamics. In addition, we plan on developing products that would potentially be sold or licensed to third parties. We anticipate having products ready for market in 2009 but cannot be sure that this will be the case.  There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan with third parties to attain significant market penetration or that we will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

Liquidity and Capital Resources

The company does not currently have sufficient resources to cover ongoing expenses and expansion. As of August 4, 2008 the company had $2,983 of cash and current liabilities owing of $309,038. We plan on raising additional funds from institutional investors to implement our business model.  In the even we are unsuccessful this will have a negative impact on our operations.  Our President, John Leo, has previously provided funding for working capital needs and our hope is that he would continue to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006. The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a  transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that began after September 15, 2006.  The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R."

This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact may be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of the Company’s year beginning after January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended August 4, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of August 4, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DK INVESTORS, INC.

Date: August 14, 2008	By:	/s/ JOHN C. LEO
JOHN C. LEO
President, Chief Executive Officer, Secretary, Treasurer and Director