Form 10-Q
period 2008-06-30
DK INVESTORS INC
filed 2008-08-19
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

DK INVESTORS, INC.
 (Exact name of registrant as specified in Charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 12, 2008:  5,925,717 shares of common stock.

DK INVESTORS, INC.

FORM 10-Q
June 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION

		Page #

Item 1.	Financial Statements	1-14
Item 2.	Management’s Discussion and Analysis of Financial Condition	15-18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Control and Procedures	18

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURE		20

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DK INVESTORS, INC.
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Consolidated Statements of Operations for the Six Months and Three months ended June 30, 2008 and 2007and for the period September 18, 2003 (Inception) Through June 30, 2008	2

Consolidated Statements of Changes in Stockholders’ (Deficit) for the period September 18, 2003 (Inception) Through June 30, 2008	3

Consolidated Statements of Cash Flow for the Six Months ended June 30, 2008 and 2007 and for the period September 18, 2003 (Inception) Through June 30, 2008	4

Notes to Consolidated Financial Statements	5-14

DK INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2008 and December 31, 2007

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$2,983	$4,280

Fixed assets - net	1,513	3,171

TOTAL ASSETS	$4,496	$7,451

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$126,073	$98,991
Note Payable - officer	72,969	62,969

Total current liabilities	199,042	161,960

LONG-TERM LIABILITIES:
Note payable - Nano Dynamics	110,000	110,000

Total long-term liabilities	110,000	110,000

Total liabilities	309,042	271,960

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized;
5,925,717 shares issued and outstanding at June 30, 2008 and December 31, 2007	593	593
Additional paid-in capital	72,707	72,707
Accumulated deficit	(377,846)	(337,809)

Total stockholders' (deficit)	(304,546)	(264,509)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,496	$7,451

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Operations for the Six Months and the Three months ended
 June 30, 2008 and 2007 and for the period September 18, 2003 (Inception)
Through June 30, 2008

	Six Months	Six Months	Three Months	Three Months	September 18, 2003
	Ended	Ended	Ended	Ended	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

OPERATING EXPENSES:
Research contract	$-	$-	$-	$-	$96,199
Consulting	-	-	-	-	125,515
Depreciation expense	1,658	1,936	829	968	10,330
General and administrative expenses	-	-	-	-	4,046
Officer's salaries	10,000	10,000	5,000	5,000	54,166
Professional fees	20,143	1,764	10,783	882	74,718

Total operating expenses	31,801	13,700	16,612	6,850	364,974

(LOSS) FROM OPERATIONS	(31,801)	(13,700)	(16,612)	(6,850)	(364,974)

OTHER INCOME (EXPENSE)
Sale of equipment	-	-	-	-	22,785
Sale of license	-	-	-	-	6,250
Interest expense	(8,236)	(6,898)	(4,225)	(3,449)	(41,907)
TOTAL OTHER INCOME (EXPENSE)	(8,236)	(6,898)	(4,225)	(3,449)	(12,872)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(40,037)	(20,598)	(20,837)	(10,299)	(377,846)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(40,037)	$(20,598)	$(20,837)	$(10,299)	$(377,846)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,925,717	5,925,717	5,925,717	5,925,717	5,925,717

The accompanying notes are an integral part of these consolidated financial statements.

 DK INVESTORS, INC.
Consolidated Statements of Changes in Stockholders’ (Deficit) for the
period September 18, 2003 (Inception) Through June 30, 2008

			Stock Options
	Common Stock		and	Preferred Stock		Additional	Liability for
	Shares	Amount	Warrants Outstanding	Shares	Amount	Paid - In Capital	stock to be issued	Accumulated Deficit	Total
Balance, September 18, 2003 (Inception)	-	$-		-	$-	$-		$-	$-
Capital contributed by directors	1	-		-	-	19,000		-	19,000
Net loss for the period ended December 31, 2003	-	-		-	-	-		(7,515)	(7,515)
Balance December 31, 2003	1	-	-	-	-	19,000	-	(7,515)	11,485
Capital contributed by DK Investors, Inc.	-	-		-	-	4,000		-	4,000
Common stock issued to directors and executive	479,999	-		-	-	-		-	-
Net loss for the year ended December 31, 2004	-	-		-	-	-		(34,322)	(34,322)
Balance, December 31, 2004	480,000	-	-	-	-	23,000	-	(41,837)	(18,837)
Effect of reverse merger	5,445,717	593		-	-	49,707		-	50,300
Net loss for the year ended December 31, 2005	-	-		-	-	-		(170,530)	(170,530)
Balance, December 31, 2005	5,925,717	593	-	-	-	72,707	-	(212,367)	(139,067)
Net loss for the year ended December 31, 2006	-	-		-	-	-		(82,833)	(82,833)
Balance, December 31, 2006	5,925,717	593	-	-	-	72,707	-	(295,200)	(221,900)
Net loss for the year ended December 31, 2007	-	-		-	-	-		(42,609)	(42,609)
Balance, December 31, 2007	5,925,717	593	-	-	-	72,707	$-	(337,809)	(264,509)
Net loss for the Six months ended June 30, 2008	-	-		-	-	-		(40,037)	(40,037)
Balance, June 30, 2008	5,925,717	$593	-	-	$-	$72,707	$-	$(377,846)	$(304,546)

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Cash Flow for the Six Months ended
 June 30, 2008 and 2007 and for the period September 18, 2003
 (Inception) Through June 30, 2008

	Six Months	Six Months	September 18, 2003
	Ended	Ended	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(40,037)	$(20,598)	$(377,846)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	1,658	1,936	10,330

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	18,846	11,764	84,166
Increase in accrued interest	8,236	6,898	41,907

Total adjustments	28,740	20,598	136,403

Net cash (used in) operating activities	(11,297)	-	(241,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(11,843)

Net cash (used in) investing activities	-	-	(11,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	10,000	-	182,969
Issuance of common stock	-	-	73,300

Net cash provided by financing activities	10,000	-	256,269

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,297)	-	2,983

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	4,280	5,280	-

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$2,983	$5,280	$2,983

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At June 30, 2008 and December 31, 2007, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, which range from three to five years. Repairs and maintenance are charged to expense as incurred.

Research and Development

Research and development costs are charged to operations when incurred.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and notes payable-officer approximate fair value because of their short-term nature.

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

Loss Per Share of Common Stock

Basic and diluted loss per share are computed as though the reverse purchase transaction had happened on September 18, 2003 leaving 5,925,717 shares outstanding during the period September 18, 2003 to June 30, 2008. The basic loss per common share during the development stage was $.01, $.00 and $.06 for the six months ended June 30, 2008, June 30, 2007 and from Inception (September 18, 2003) through June 30, 2008, respectively.

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of  June 30, 2008 and December 31, 2007 and the results of operations and cash flows for the six months ended June 30, 2008 and 2007 and from inception (September 18, 2003) through June 30, 2008 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2008.

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

3. Estimate the possibility of using the manufactured chips for the measurements of thermal conductivity in the 2-D layers of carbon nanotubes.

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

NOTE 6-                 Fixed Assets

Fixed assets consisted of the following:

	June 30,	December 31,
	2008	2007

Equipment	$11,843	$11,843

Less: Accumulated Depreciation	(10,330)	(8,672)
Fixed Assets - Net	$1,513	$3,171

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-                 Notes Payable

Notes payable consisted of the following:

	June 30,	December 31,
	2008	2007
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
short term liquidity and to pay overdue bills. The
notes originally became due on January 2, 2008.
The due date for the notes has been extended by the
officer to September 30, 2008.	72,969	62,969

Total notes payable	$182,969	$172,969

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

At June 30, 2008 and December 31, 2007 the Company had no convertible notes, stock options issued or employee stock option plan.

NOTE 9-                 Going Concern

As shown in the accompanying financial statements, the Company incurred substantial net losses for the six months ended June 30, 2008 and 2007, and from Inception (September 18, 2003) to June 30, 2008, and has no revenue stream to support itself. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

At June 30, 2008 and December 31, 2007, deferred tax assets consist of the following:

	JUNE 30,	DECEMBER 31,
	2008	2007

Deferred taxes due to net operating
loss carryforwards	$132,246	$118,233

Less: Valuation allowance	(132,246)	(118,233)
Net deferred tax assets	$-	$-

At June 30, 2008 and December 31, 2007, the Company had deficits accumulated during the development stage in the approximate amounts of  $377,846 and  $337,809 available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11-               Related Party Transactions

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, holds our notes payable with a total outstanding balance of  $72,969 and $62,969 at June 30, 2008 and 2007, respectively. Accrued interest as of  June 30, 2008 and  2007 is $19,344 and $14,408, respectively.

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

Results of operations

For the six months and the three months ended June 30, 2008 and 2007 we had no revenue. We incurred operating expenses, excluding interest expense, of $31,801, $13,700, $16,612 and $6,850 for the six months and three months ended June 30, 2008 and 2007, respectively.  Interest expense for the six months and the three months ending June 30, 2008 and 2007 was  $8,236, $6,898, $4,225 and $3,449 respectively. The Company incurred net losses of $40,037, $20,598, $20,837, $10,299 and $377,846 for the six and the three months ended June 30, 2008 and  June 30, 2007 and from September 18, 2003 (inception) to June 30, 2008, respectively.

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

Liquidity and Capital Resources

The company does not currently have sufficient resources to cover ongoing expenses and expansion. As of August 12, 2008 the company had $2,983 of cash and current liabilities owing of $309,042. We plan on raising additional funds from institutional investors to implement our business model.  In the even we are unsuccessful this will have a negative impact on our operations.  Our President, John Leo, has previously provided funding for working capital needs and our hope is that he would continue to do so.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of August 12, 2008.

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

DK INVESTORS, INC.

Date: August 19, 2008	By:	/s/ JOHN C. LEO
JOHN C. LEO
President, Chief Executive Officer, Secretary, Treasurer and Director