Form 10-Q
period 2008-09-30
DK INVESTORS INC
filed 2008-11-13
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(212) 300-0070
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of   November 10, 2008:  5,925,717 shares of common stock.

DK INVESTORS, INC.

FORM 10-Q
September 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION		Page #

Item 1.	Financial Statements	1-13
Item 2.	Management’s Discussion and Analysis of Financial Condition	14-17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T.	Control and Procedures	17

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 1A	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURE		19

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DK INVESTORS, INC.
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Consolidated Statements of Operations for the Nine Months and Three months ended September 30, 2008 and 2007 and for the period September 18, 2003 (Inception) Through September 30, 2008	2

Consolidated Statements of Changes in Stockholders’ (Deficit) for the period September 18, 2003 (Inception) Through September 30, 2008	3

Consolidated Statements of Cash Flow for the Nine Months ended September 30, 2008 and 2007 and for the period September 18, 2003 (Inception) Through September 30, 2008	4

Notes to Consolidated Financial Statements	5-13

DK INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008 (Unaudited)	2007 (Audited)
ASSETS:
Cash and cash equivalents	$2,650	$4,280

Fixed assets - net	684	3,171

TOTAL ASSETS	$3,334	$7,451

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$133,175	$98,991
Note Payable - officer	97,969	62,969

Total current liabilities	231,144	161,960

LONG-TERM LIABILITIES:
Note payable - Nano Dynamics	110,000	110,000

Total long-term liabilities	110,000	110,000

Total liabilities	341,144	271,960

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized;
5,925,717 shares issued and outstanding at September 30, 2008 and December 31, 2007	593	593
Additional paid-in capital	72,707	72,707
Accumulated deficit	(411,110)	(337,809)

Total stockholders' deficit	(337,810)	(264,509)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,334	$7,451

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Operations for the Nine Months and the Three months ended
 September 30, 2008 and 2007 and for the period September 18, 2003 (Inception)
Through September 30, 2008

	Nine Months	Nine Months	Three Months	Three Months	September 18, 2003
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

OPERATING EXPENSES:
Research contract	$-	$-	$-	$-	$96,199
Consulting	-	-	-	-	125,515
Depreciation expense	2,487	2,904	829	968	11,159
General and administrative expenses	-	-	-	-	4,046
Officer's salaries	15,000	15,000	5,000	5,000	59,166
Professional fees	42,356	2,645	22,213	881	96,931

Total operating expenses	59,843	20,549	28,042	6,849	393,016

(LOSS) FROM OPERATIONS	(59,843)	(20,549)	(28,042)	(6,849)	(393,016)

OTHER INCOME (EXPENSE)
Sale of equipment	-	-	-	-	22,785
Sale of license	-	-	-	-	6,250
Interest expense	(13,458)	(10,558)	(5,222)	(3,660)	(47,129)
TOTAL OTHER INCOME (EXPENSE)	(13,458)	(10,558)	(5,222)	(3,660)	(18,094)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(73,301)	(31,107)	(33,264)	(10,509)	(411,110)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(73,301)	$(31,107)	$(33,264)	$(10,509)	$(411,110)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,925,717	5,925,717	5,925,717	5,925,717

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Changes in Stockholders’ (Deficit) for the
period September 18, 2003 (Inception) Through September 30, 2008

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid - In Capital	Accumulated Deficit	Total

Balance, September 18, 2003 (Inception)	-	$-	-	$-	$-	$-	$-

Capital contributed by directors	1	-	-	-	19,000	-	19,000

Net loss for the period ended December 31, 2003	-	-	-	-	-	(7,515)	(7,515)

Balance December 31, 2003	1	-	-	-	19,000	(7,515)	11,485

Capital contributed by DK Investors, Inc.	-	-	-	-	4,000	-	4,000

Common stock issued to directors and executive	479,999	-	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	(34,322)	(34,322)

Balance, December 31, 2004	480,000	-	-	-	23,000	(41,837)	(18,837)

Effect of reverse merger	5,445,717	593	-	-	49,707	-	50,300

Net loss for the year ended December 31, 2005	-	-	-	-	-	(170,530)	(170,530)

Balance, December 31, 2005	5,925,717	593	-	-	72,707	(212,367)	(139,067)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(82,833)	(82,833)

Balance, December 31, 2006	5,925,717	593	-	-	72,707	(295,200)	(221,900)

Net loss for the Year ended December 31, 2007	-	-	-	-	-	(42,609)	(42,609)

Balance, December 31, 2007	5,925,717	593	-	-	72,707	(337,809)	(264,509))

Net loss for the nine months ended September 30, 2008	-	-	-	-	-	(73,301)	(73,301))

Balance, September 30, 2008	5,925,717	$593	-	$-	$72,707	$(411,110)	$(337,810))

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Cash Flow for the Nine Months ended
September 30, 2008 and 2007 and for the period September 18, 2003
(Inception) Through September 30, 2008

	Nine Months Ended	Nine Months Ended	September 18, 2003 (Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(73,301)	$(31,107)	$(411,110)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	2,487	2,904	11,159

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	20,726	5,145	85,646
Increase in accrued interest	13,458	10,558	47,529

397511- Total adjustments	22,671	18,607	144,334

Net cash (used in) operating activities	(36,630)	(12,500)	(266,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(11,843)

Net cash (used in) investing activities	-	-	(11,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	35,000	10,000-	207,969
Issuance of common stock	-	-	73,300

Net cash provided by financing activities	35,000	10,000-	281,269

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,630)	(2,500)	2,650

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	4,280	5,280	-

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$2,650	$2,780	$2,650

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -   Description of Business

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

NOTE 2-    Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-    Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At September 30, 2008 and December 31, 2007, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

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

Revenue Recognition

Revenue is recognized when services are rendered and when product has been delivered to the customer.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which was effective for fiscal years beginning after December 15, 2006.  This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, de recognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006.  Effective January 1, 2007, the Company adopted FIN 48 and has determined that such adoption has not had a significant effect on the Company's consolidated financial position and results of operations.

Loss Per Share of Common Stock

Basic and diluted loss per share are computed as though the reverse purchase transaction had happened on September 18, 2003 leaving 5,925,717 shares outstanding during the period September 18, 2003 to September 30, 2008. The basic loss per common share during the development stage was $.01, and $.01 for the nine months ended September 30, 2008 and  September 30, 2007, respectively.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-    Summary of Significant Accounting Policies (Continued)

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007 and the results of operations and cash flows for the nine months ended September 30, 2008 and 2007 and from inception (September 18, 2003) through September 30, 2008 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2008.

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

3  Estimate the possibility of using the manufactured chips for the measurements of thermal conductivity in the2-D layers of carbon nanotubes.

4. Manufacture samples of arrays of functionalized multiwall carbon nanotubes on the chips for the measurements of thermal conductivity in the 2D layers of carbon nanotubes, using Langmuir-Blodgett technique.

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

NOTE 4-    Commitments

At the present time the Company pays no rent and operates from the office of its President.  The Company carries no liability, directors, officer’s liability or office contents insurance.

The Company has two employees both of whom are executive officers. The Company compensates these officers and stockholders under employment agreements with an initial five year term ending October 14, 2010.  Base salaries under the agreements are $10,000 each per year.

NOTE 5-    Fixed Assets

Fixed assets consisted of the following:

	September 30, 2008	December 31, 2007

Equipment	$11,843	$11,843

Less: Accumulated Depreciation	(11,159)	(8,672)
Fixed Assets - Net	$684	$3,171

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-    Notes Payable

Notes payable consisted of the following:

	September 30,	December 31,
	2008	2007
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

Notes payable to an officer / shareholder at 15%. Proceeds of the notes were used for general working capital and to provide the Company with short term liquidity and to pay overdue bills. The $72,969 of the notes originally became due on January 2, 2008. The due date for the notes has been extended by the officer to September 30, 2008. An Additonal note of $25,000 was issued on July 10, 2008 due September 30, 2008
	97,969	62,969

Total notes payable	$207,969	$172,969

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

NOTE 7-    Stockholders Deficit

At March 30, 2005 DK Investors, Inc. had 1,175,717 shares of common stock outstanding. In exchange for 100% of the shares of SGK Nanostructures Inc., DK issued 4,750,000 shares to the SGK shareholders, effectively transferring control of DK to the SGK shareholders.

At September 30, 2008 and December 31, 2007 the Company had no convertible notes, stock options issued or employee stock option plan.

NOTE 8-    Going Concern

As shown in the accompanying financial statements, the Company incurred substantial net losses for the nine months ended September 30, 2008 and 2007, and from Inception (September 18, 2003) to September 30, 2008, and has no revenue stream to support itself. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 9-    Provision For Income Taxes

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

At September 30, 2008 and December 31, 2007, deferred tax assets consist of the following:

	September 30,	December 31,
	2008	2007

Deferred taxes due to net operating
loss carryforwards	$142,489	$118,233

Less: Valuation allowance	(142,489))	(118,233)
Net deferred tax assets	$-	$-

At September 30, 2008 and December 31, 2007, the Company had deficits accumulated during the development stage in the approximate amounts of  $397,110 and  $337,809 available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-  Related Party Transactions

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, holds our notes payable with a total outstanding balance of  $97,969 and $62,969 at September 30, 2008 and  December 31,2007, respectively. Accrued interest as of  September 30, 2008 and  December 31, 2007 is $22,916 and $14,408, respectively.

NOTE 11-  Subsequent Events

On May 16, 2008 the Company filed a Form 10 securities registration statement with the SEC. As of November 10, 2008 no comments have been received from the SEC relating to the filing.

As of the filing of this report, the notes payable to Officer have been extended.

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

Results of operations

For the nine months and the three months ended September 30, 2008 and 2007 we had no revenue. We incurred operating expenses, excluding interest expense, of $59,843, $20,549, $28,042 and $6,849 for the nine months and three months ended September 30, 2008 and 2007, respectively.  Interest expense for the nine months and the three months ending September 30, 2008 and 2007 was $13,458, $10,558, $5,222 and $3,660 respectively. The Company incurred net losses of $73,301, $31,107, $33,264, $10,509 and $411,110 for the nine and the three months ended September 30, 2008 and September 30, 2007 and from September 18, 2003 (inception) to September 30, 2008, respectively.

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

We will require outside capital to implement our business plan. We will have to expand our management team with qualified personnel. Our intent is to continue to develop products that will be marketed by third parties such as Nanodynamics. In addition, we plan on developing products that would potentially be sold or licensed to third parties. We anticipate having products ready for market in 2009 but cannot be sure that this will be the case.  There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan with third parties to attain significant market penetration or that we will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. As of October 27, 2008 the Company had $2,650 of cash and current liabilities owing of $319,264. We plan on raising additional funds from institutional investors to implement our business model.  In the even we are unsuccessful this will have a negative impact on our operations.  Our President, John Leo, has previously provided funding for working capital needs and our hope is that he would continue to do so.

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

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has implemented  SFAS No.157 and it has had no impact on the financial position or on the results of operations.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. John C. Leo, our President, Chief Executive Officer, Secretary, Treasurer and Director, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Leo concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

DK INVESTORS, INC.

Date: November 13, 2008	By:	/s/ JOHN C. LEO
JOHN C. LEO
President, Chief Executive Officer, Secretary, Treasurer and Director