Form 10-Q/A
period 2008-09-30
DK INVESTORS INC
filed 2008-11-25
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 1 TO
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 10, 2008: 5,925,717 shares of common stock.

EXPANATORY NOTE

This Amendment to the quarterly report on Form 10Q/A is being filed to amend our quarterly report on Form 10Q for the quarter ended September 30, 2008, which was originally reported on November 13, 2008. We are filing this Form 10Q/A to amend and restate whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

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

DK INVESTORS, INC.

Date: November 25 , 2008	By:	/s/ JOHN C. LEO
JOHN C. LEO
President, Chief Executive Officer, Secretary, Treasurer and Director