Form 10-K
period 2008-12-31
DK INVESTORS INC
filed 2009-03-31
CIK 277905

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

DK INVESTOR, INC.

(Exact name of Registrant as specified in its charter)

New York	13-1869744
(State of incorporation)	(IRS Employer Identification Number)

c/o Primary Capital LLC
80 Wall Street, 5th Floor
New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (212) 300-0070

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No _X_

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No _X_

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X     No  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes X     No _ _

As of March 28, 2009, the Registrant had issued and outstanding 5,925,717 common stock shares.

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

OVERVIEW

We were incorporated in New York on January 27, 1934, and our stock is traded on the Over the Counter Bulletin Board ( OTC BB)  under the symbol “DKII”.  Until August 25, 2004, DK Investors, Inc. (“DK”) was a closed-end managed investment company which, until the end of 2003, invested solely in tax exempt municipal and state issued securities. At that time, DK had assets of approximately $15,700,000.

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

On March 30, 2005, the Company entered into a share acquisition and exchange agreement with SGK Nanostructures, Inc. (a New York corporation incorporated on September 18, 2003), and the shareholders of SGK.  As a result of this transaction, SGK shareholders received shares totaling 95% of the outstanding common stock and the Company increased the authorized shares from 3,500,000 to 50,000,000 shares, up to 40,000,000 of which shall be common stock, having a par value of $0.0001per share and up to 10,000,000 of which shall be preferred stock having a par value of $0.001 per share, issuable in one or more series.  In conjunction with the transaction the management and the board of DK Investors resigned and were replaced by the management of SGK Nanostructures, Inc.

SGK is considered to be the accounting acquirer. Accordingly, the historical financial statements of SKG are considered to be those of DKII for all periods presented.

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

Our principal office is located c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, NY 10005. Our telephone number is (212) 300-0070. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “DK II”.

OUR BUSINESS

We are a market-driven company focused on nanotechnology-enabled products.  Our business involves the commercialization of proprietary technologies and capabilities that we have developed or acquired and are seeking to develop in the field of nanotechnology.  Our strategy is focused around exploiting three key elements: (1) the significant intellectual property protecting the processes, materials, components and devices that we develop or acquire from others, (2) the novel and proprietary materials that we are able to produce at both research and commercial scale, and (3) the nanotechnology-enabled products that we are uniquely able to commercially manufacture. We intend to create value from all three elements, through strategic partnerships, licenses, joint ventures, and, most importantly, the commercial production of materials, products and components.

Initially the Company entered into a Research and Development Agreement which provided for the use of the facilities at the State University of New York at Stony Brook to develop new materials and generate evaluation samples for prospective customers. The Company additionally sought the use of the facilities and know-how of Tek-Vac Industries, Inc., Brentwood, New York, which the Company plans to  use to develop mass production strategies to go from lab-scale to pilot-scale production. Finally, the mass production and marketing facilities and know-how of Nanodynamics, Buffalo, New York will be used to introduce these new materials to the market at large.

Regarding current progress with SGK, Greg Konesky, Chief Scientist and Director of R&D at SGK has become the Principal Investigator for our cross-linked Carbon Nanotube project at Brookhaven National Lab's Center for Functional Nanomaterials (CFN).

We have free use of their equipment to first duplicate, and then extend the initial work previously done at Stony Brook University. In the past three months, we have exceeded the work done at Stony Brook that took them over three years.

The overall goal is to produce a collection of working samples of a Heat Spreader that we can then provide to potential customers for evaluation. Heat Spreaders take the concentrated heat of semiconductor devices, laser diodes, advanced computer chips, and so on, and spread that heat out to a larger footprint, allowing them to run cooler. These devices can then be run at higher power, faster clock speeds, etc. without overheating. The next generation of computer chips are currently limited by how much waste heat they can dissipate, and so heat spreaders are an enabling technology. Present Heat Spreaders use diamond powder or other exotic and expensive materials, so that their high cost limits their use. We hope to compete on the basis of better performance at lower cost.

From 2002 to 2004, we invested the majority of our time, energy and limited capital resources in the development of technology and equipment to position us for near-term growth as we begin to execute our strategic plan and seek to commercialize our technologies and know how, and the materials and products derived from such technologies and know how.  We have focused our efforts on designing commercially applicable technologies and manufacturing processes, and we believe that several of our nanomaterials and products currently in development will reach the commercial markets in the third and fourth quarters of 2009.

Our goal is to become a leading developer and manufacturer of a broad range of nanomaterials and a supplier of nanotechnology-enabled products for a diverse set of end markets.  Furthermore, we intend to continue to develop and acquire rights to intellectual property relating to nanotechnology, nanomaterials, synthesis and processing techniques and certain end-products, such as heat spreaders.  Our plan is to grow our intellectual property through internal development and strategic relationships with third parties, including owners of proprietary nanotechnologies and scientists working in academia.

 We currently have two patent applications pending – “Cross-linked Carbon Nanotubes” serial no. 11/144,954 filed on June 4, 2005, and “Morphological Control of Carbon Nanotubes” serial no. 11/418,403 filed on May 4, 2006. The first patent application deals with several subjects including hydrogen storage, thermal heat spreaders, high strength-to-weight materials, and the surface decoration of Carbon Nanotubes. Upon review by the United States Patent and Trademark Office, we may be required to subdivide this patent application into multiple applications dealing with each subject, although the original filing date will remain in effect. The second patent application relates to “Morphological Control” or determining the shape and structure of the Carbon Nanotubes as they are growing. Patent applications can be viewed by the general public approximately 18 months after the filing date. There are two additional patent applications being developed related to “High Flow Rate Filters” and “Cross-linked Field Emission Sources.”

We have entered into an exclusive license agreement with Nanodynamics, Inc. regarding certain intellectual property.  Pursuant to the agreement, we will receive royalties tied to the percentage of sales generated by Nanodynamics, Inc. from products developed in connection with our licensed technology.  Subject to certain provisions contained in the agreement, the agreement will remain in effect until we no longer have a claim to any patent contained in the intellectual property licensed to Nanodynamics, Inc.

EMPLOYEES

At December 31, 2008, we have two part-time employees.  Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations. At December 31, 2008, the Company utilized 1 outside contractor in the accounting area.

We have entered into an employment agreements with our President, Chief Executive Officer and Secretary (Mr. John Leo) and Our Chief Financial Officer (Mr. Brian Zucker). Mr. Leo and Mr. Zucker will not provide services to DK Investors, Inc. on a full-time basis.

ITEM 1A. RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

Certain statements in this report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

Additional risks and uncertainties not currently known or deemed to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

WE HAVE A LIMITED OPERATING HISTORY AND WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE DEVELOPMENT STAGE MAY FACE.

As a result of the Company’s limited operating history, the current difficult economic conditions of the Nanostructure marketplace and the emerging nature of the industry, it may be difficult for you to assess our growth and earnings potential. The Company believes that due primarily to the relatively brief time DK II has been available to the general public, there has not yet been developed, implemented and demonstrated a commercially viable business model from which to successfully operate any form of business that relies on the products and services that we intend to market, sell, and distribute.  Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face, as they are described herein.  We may continue to face these difficulties in the future, some of which may be beyond our control.  If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

WE HAVE A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

DK Investors, Inc. only has limited operating history as an independent public company.  The  business has operated at a loss for the last few years,  and such losses may continue or increase. DK Investors, Inc. may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management’s time and other resources.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS THAT DESCRIBES UNCERTAINITY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

DK Investors, Inc. has received a report from its independent auditors for the fiscal years ended December 31, 2008 and December 31, 2007 containing an explanatory paragraph describing the issues leading to substantial doubt about the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors’ opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to our financial statements as a result of the going concern modification to the report of our independent registered public accounting firm.  If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our financial statements Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

There can be no assurance that management’s plans will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on us, our business, and operations and result in charges that would be material to our business and results of operations.

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable, and we expect them to fluctuate in the future due to a number of factors, including the following:

•	the timing of sales of our products and services, particularly in light of our minimal sales history;

•	the introduction of competitive products by existing or new competitors;

•	reduced demand for any given product;

•	difficulty in keeping current with changing technologies;

•	unexpected delays in introducing new products, new features and services;

•	the timing of product implementation, particularly large design projects;

•	increased or uneven expenses, whether related to sales and marketing, product development, or administration;

•	deferral of recognition of our revenue in accordance with applicable accounting principles, due to the time required to complete projects;

•	seasonality in the end-of-period buying patterns of foreign and domestic markets;

•	the mix of product license and services revenue; and

•	costs related to possible acquisitions of technology or businesses.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If this is the case, the market price of our stock would likely decline.

OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future on our common stock. Any future dividends will depend on our earnings, if any, and our financial requirements.

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Sales of our common stock in the public market could lower the market price of our Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3A51-1 promulgated under the Securities Exchange Act of 1934.  Penny stocks are stock:

●	with a price of less than $5.00 per share;

●	that are not traded on a “recognized” national exchange;

●	whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

●
in issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investor for a prospective investor.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

Risk Factor Related to Controls and Procedures

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is no segregation of duties amongst the employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company’s reported financial information, which could have a negative financial effect on the trading price of the Company’s stock. Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases. As a result, there is no segregation of duties amongst the employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company’s internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property.  Our corporate headquarters are in c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, New York, which we currently co-occupy and sublease from Primary Capital. The rent for the sublease is currently waived. We intend to continue subleasing such space and anticipate no relocation of our offices in the foreseeable future. We are unaware of any environmental problems in connection with this location, and, because of the nature of our activities, do not anticipate such problems.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended December 31, 2008, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Common Stock, $.0001 par value, is quoted on the OTC Bulletin Board under the symbol "DK II." The following table shows the high and low closing prices for the periods indicated.

Year	High	Low
--------------------------------------------	---------------	----------
2008

First Quarter	0.07	0.07
Second Quarter	0.05	0.05
Third Quarter	0.05	0.05
Fourth Quarter	0.05	0.05
2007

First Quarter	0.06	0.06
Second Quarter	0.25	0.06
Third Quarter	0.35	0.15
Fourth Quarter	0.40	0.11

HOLDERS OF COMMON EQUITY.

 As of December 31, 2008, the number of record holders of our common shares was approximately 174

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends on common stock in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

DESCRIPTION OF SECURITIES

Pursuant to our certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, par value of $.001 per share, 40,000,000 shares of common stock, par value of $.0001 per share. Below is a description of the Company’s outstanding securities, including Preferred stock and common stock.

PREFERRED STOCK

We have authorized 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which none have been issued.   Our Board of Directors has the authority, without further action by the stockholders, to issue from time to time the blank check preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

As of December 31, 2008, 0 shares of Preferred Stock are issued and outstanding.

COMMON STOCK

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of our stockholders. Holders of our common stock are entitled to receive dividends ratably, if any, as may be declared by the Board of Directors out of legally available funds, subject to any preferential dividend rights of any outstanding preferred stock (there are none currently). Upon our liquidation, dissolution or winding up, the holders of our common stock are entitled to receive ratably our net assets available after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Holders of our common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are fully paid and non-assessable. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of shares of any series of preferred stock which we may designate and issue in the future without further shareholder approval.

 As of December 31, 2008, 5,925,717 shares of common stock are issued and outstanding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward Looking Statements

A number of the statements made by the Company in this report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company’s outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements and Risk Factors included in this filing.

Overview and Plan of Operation

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

Results of Operations 2008 Compared to 2007

For the year ended December 31, 2008 and 2007 we had no revenue.

We incurred operating expenses, excluding interest expense of $86,390 and $28,171 for the years ended December 31, 2008 and 2007, respectively. Total operating expenses increased $58,219 (206.66%) to $86,390 for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of an increase in professional fees expense.

Interest expense for the years ended December 31, 2008 and 2007 was $18,964 and $14,438 respectively. Interest expense increased $4,526 (31.35%) to $18,964 for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of additional notes issued in the amount of $50,000.

The Company incurred net losses of $105,354, $42,609 and $443,163 for the years ended December 31, 2008 and December 31, 2007 and from September 18, 2003 (inception) to December 31, 2008, respectively.

As of December 31, 2008, DK Investors Inc. had two part-time employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. As of December 31, 2008 the Company had $5,560 of cash and current liabilities owing of $375,423. We plan on raising additional funds from institutional investors to implement our business model.  In the event we are unsuccessful this will have a negative impact on our operations.  Our President, John Leo, has previously provided funding for working capital needs and our hope is that he will continue to do so.

If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

The Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that DK Investors Inc. will raise sufficient funds from such financing arrangements, or that DK Investors Inc. will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of DK Investors Inc. financing is dependent upon.

During the year ended December 31, 2008, the Company had a net increase in cash of $1,280. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $48,720 in cash for operating activities for the year ended December 31, 2008 as compared to $16,000 in the prior year. The increase in cash used for operating activities is primarily attributed to the payment of professional fees.

Cash provided by financing activities. The Company generated $50,000 from financing activities for the year ended December 31, 2008 all as a result of net proceeds from the issuance of notes.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2008.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies and revenue recognition related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

Revenue Recognition

Revenue is recognized when services are rendered and when product has been delivered to the customer.

Research and Development

Research and development costs are charged to operations when incurred.

Impact of Recent Accounting Pronouncements

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosures of the methods used and the effect on earnings.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 15 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAC No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2008 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2008, and based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of audit procedures for the year ended December 31, 2008, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 5 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

A material weakness in the Company's internal control over financial reporting exists in that there is limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is a result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties, that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting tentatively beginning with our annual report for the year ended December 31, 2009.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DK Investors, Inc. board of directors consists of three directors.  Listed below is certain information concerning individuals who currently serve as directors and executive officers of DK Investors Inc.  Mr. Leo is currently a director and chief executive officer. We anticipate that Mr. Leo will remain a director and chief executive officer of DK Investors Inc.

Name	Age	Position with DK Investors Inc.	Since

John Leo	44	President, Chief Executive Officer,
		Secretary, Treasurer and Director	2005

Brian F. Zucker	48	Chief Financial Officer, Director	2005

Norman Fuchs	56	Chairman of the Board of Directors	2005

John Leo is our Chief Executive Officer, President, Secretary, Treasurer and a member of  our Board of Directors.  Mr. Leo is the founder, president, and general securities principal of Primary Capital LLC (PC), a full service investment banking firm registered with the Securities and Exchange Commission  (SEC), Financial Industry Regulatory Authority (FINRA), , and the Securities Investor Protection Corporation (SIPC).  PC’s core focus and expertise is in reverse merger transactions and private placement financings.  PC works with both domestic and foreign issuers, with a specific expertise in identifying profitable private companies in China as well as other emerging markets such as Eastern Europe and India that have the potential to be successful public companies in the United States.  Mr. Leo is also a managing member of Strategic Alliance Capital, LLC, a private equity/hedge fund dedicated to making investments in reverse mergers, private placements, and alternative financing transactions in both public and private companies.  Prior to founding Primary Capital, Mr. Leo was the founder, president, and general securities principal of American Union Securities, Inc. (AUS) from its inception in December 2003 until March 2007 when he sold his majority interest in the firm, AUS was a full service investment banking firm registered with the SEC, FINRA, and SIPC.  Prior to starting AUS, Mr. Leo was the founder and managing member of Venture Capital Partners, LLC, a private merchant banking and consulting firm that provided various advisory services to late-stage private companies and small to mid-sized public companies.  From 1995 through 2001, Mr. Leo was a registered principal and OTC trader with AM Capital (1995 to 1997) and MH Meyerson (1997 to 2001). At these firms, Mr. Leo was responsible for executing orders for non-market makers as well as position trading for the firms’ proprietary accounts.  From 1987 through 1994, Mr. Leo was registered with Wolf Financial Group, a New York-based investment bank and brokerage firm.  Mr. Leo graduated from Rollins College with a degree in psychology. Mr. Leo maintains the following FINRA registrations: Series 7, 63, 55 and 24.

Brian Zucker is our Chief Financial Officer  as well as the CFO and Financial Operations Principal for numerous broker dealers and hedge funds. He is a member of the American Institute of Certified Public Accountants, as well as a member of the New York and New Jersey State Society of CPA’s. He has over twenty years of experience as a CPA specializing in the securities industry.  He started his career as a Senior Consultant at both Price Waterhouse and Deloitte Haskins and Sells. Mr. Zucker currently manages a firm which provides a broad range of services to hedge funds, broker dealers and high net worth individuals. He has previously served as the President and Chairman of Atlantis Business Development Corp. (ABDV) , and as a Managing Director of American Frontier Financial Corp., a full service investment banking and brokerage firm. As a member of their investment banking committee he was responsible for evaluating investment opportunities for the firm. Mr. Zucker holds a Bachelor’s degree in accounting from Pace University in New York, and has the following NASD licenses: series 7, 63, 24 and 27.

Norman Fuchs is our Chairman of the Board of Directors.  Mr. Fuchs has an extensive background in establishing and managing start-up ventures as well as assisting the technical managers in venture capital backed start-ups. Mr. Fuchs has spent the last twenty years working in corporate finance and investment banking. He has also worked for several Wall Street firms as an equity analyst. Mr. Fuchs did his undergraduate engineering course work at  Brooklyn Polytechnic Institute until 1975 and continued with his graduate programs at the State University of NY at Stony Brook until 1977. While a Fund Manager with Aberlyn Capital Management Mr. Fuchs was involved in the founding of the Technology Incubator at the State University of New York at Stony Brook. He as member of the New York Society of Security Analysts and the CFA Institute.

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Leo and Zucker, with Mr. Leo serving as the Chairman of the Committee. Mr. Leo may be deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2008. The Audit Committee has:

•	reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs Levine & Company, L.L.C., the Company's independent accountants;

•	discussed with Bagell, Josephs Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and

•
received from Bagell, Josephs Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
John Leo, CHAIRMAN
Brian Zucker

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation	Total Compensation

John Leo(1)
President, Chief Executive	2008	$10,000	(2)	$0	$0	$10,000
Officer and Director	2007	$10,000	(2)	$0	$0	$10,000

Brian Zucker(3)
Chief Financial Officer	2007	$10,000	(4)	$0	$0	$10,000
	2008	$10,000	(4)	$0	$0	$10,000

(1)
Mr. Leo is currently serving as our Chief Executive Officer, President, Secretary and Director. Prior to that time, Mr. Leo served as our President, Secretary and Director since October 14, 2005. Mr. Leo’s employment contract is for a term of five-years at a base salary of $10,000.

(2)	$10,000 and $20,000 was accrued and unpaid for the years ended December 31, 2008 and 2007, respectively.
(3)	Mr. Zucker has been serving as our Chief Financial Officer and Director since October 14, 2005. Mr. Zucker’s employment contract is for a term of five-years at a base salary of $10,000.
(4)	$10,000 and $20,000 was accrued and unpaid for the years ended December 31, 2008 and 2007, respectively.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2008 and 2007

EMPLOYMENT CONTRACTS

John C. Leo

DK Investors Inc. entered into a five-year employment agreement with Mr. Leo as of October 14, 2005. Mr. Leo will serve as DK Investor Inc.’s President, Corporate Secretary and Director for a term of five years. As consideration, DK Investors Inc. agreed to pay Mr. Leo the sum of $10,000 annually. DK Investors Inc. also agreed to pay Mr. Leo an Annual bonus issued in the Company’s common stock in an amount to be determined by the Board of Directors of the Company. In the event Mr. Leo’s employment agreement is terminated by DK Investors Inc. for cause or due to Mr. Leo’s disability or retirement, Dk Investors Inc. will pay him (1) any unpaid base salary through the date of termination and any accrued vacation; (2) Any unpaid bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (3) Reimbursement for any unreimbursed expenses properly incurred through the date of termination; (4) all other payments or benefits to which the Executive may be entitled under the terms of any applicable compensation arrangement, plan or program (Collectively, “Accrued Benefits”).

In the event Mr. Leo’s employment agreement is terminated due to Mr. Leo’s death, DK Investors Inc. will pay to his estate his “Accrued Benefits” as described above.

Brian F. Zucker

DK Investors Inc. entered into a five-year employment agreement with Mr. Zucker as of October 14, 2005. Mr. Zucker will serve as DK Investor Inc.’s Chief Financial Officer and Director for a term of five years. As consideration, DK Investors Inc. agreed to pay Mr. Zucker the sum of $10,000 annually. DK Investors Inc. also agreed to pay Mr. Zucker an Annual bonus issued in the Company’s common stock in an amount to be determined by the Board of Directors of the Company. In the event Mr. Zucker’s employment agreement is terminated by DK Investors Inc. for cause or due to Mr. Zucker’s disability or retirement, Dk Investors Inc. will pay him (1) any unpaid base salary through the date of termination and any accrued vacation; (2) Any unpaid bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (3) Reimbursement for any unreimbursed expenses properly incurred through the date of termination; (4) all other payments or benefits to which the Executive may be entitled under the terms of any applicable compensation arrangement, plan or program (Collectively, “Accrued Benefits”).

In the event Mr. Zucker’s employment agreement is terminated due to Mr. Zucker’s death, DK Investors Inc. will pay to his estate his “Accrued Benefits” as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of December 31, 2008 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of December 31, 2008 a total of 5,925,717, shares of common stock were outstanding. Each share of common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 31, 2008, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock
Name and Position(s)	Title of Class	Common Stock Beneficially Owned	Percentage Ownership (2)

John C. Leo (1),
President, Chief Executive	Common Stock	1,029,167	17.37%
Officer, Secretary, Treasurer and Director

Norman Fuchs (1)	Common Stock	1,029,167	17.37%
Director

Lawrence Goldstein (1)	Common Stock	1,108,333	18.70%

Philip F. Palmedo (1)	Common Stock	1,108,333	18.70%

Gregory A. Konesky (1)	Common Stock	475,000	8.02%

All directors and executive	Common Stock	4,750,000	80.16%
Officers as a group (5 persons)

(1)	The person listed is an officer and/or director of the Company and the address for each beneficial owner is c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, New York 10005

(2)	Percentage ownership for DK Investors Inc. Common Stock is based on 5,925,717 shares of common stock outstanding as of December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 14, 2005, Mr. Leo agreed to provide the Corporation with $26,000 as a capital investment at a price of $0.0253 per share of common stock of the Corporation.  In order to facilitate Mr. Leo’s provision of capital, Mr. Fuchs agreed to assign back to the Corporation and have the Corporation cancel 50% of his common stock holdings in the Corporation.  The funds were used for general working capital, to provide the Corporation with short term liquidity and to pay overdue bills.  It was decided that in exchange for the $26,000 the Corporation would issue to Mr. Leo an amount of shares of common stock of the Corporation equal to the amount owned by Mr. Fuchs after giving effect to the return and cancellation of 50% of Mr. Fuch’s shares (in accordance with the above).  It was agreed that this amount equates to 1,029,150 shares of common stock. The amount of $26,000 was deposited into the Corporation’s bank account no later than December 15, 2005 by Mr. Leo, in accordance with his agreement with the Company.

In addition to the above capital contributions made by Mr. Leo, he also holds notes payable with an outstanding balance of $112,969 and $62,969 as of December 31, 2008 and 2007, respectively.  The terms of the loan are:

Interest:  Accrues at a fixed rate of 15%

Payoff:    Principal and interest are to be paid at the occurrence of the following events: A) Any financing in excess of $25,000 B) A change of control of the board, C) The issuance of shares equal to or greater than 10% of the outstanding in any 12 month period or other securities in which upon conversion would equate to an issuance in excess of 10% of the outstanding. D) The occurrence of any business combination transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2008 and December 31, 2007 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2007

Audit Fees	$40,250	$22,550

Audit - Related Fees	-0-	-0-

Tax fees	-0-	-0-

All Other Fees	-0-	-0-

Total	$40,250	$22,550

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. The Audit Committee in accordance with its procedures approved all of the services described above.

ITEM 15. EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

           Dated: March 31, 2009

DK Investors Inc.

By:	/s/ John C. Leo
John C. Leo
Chief Executive Officer, President, CEO Secretary,
Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Leo	Chief Executive Officer	March 31, 2009
John C. Leo	President
Treasurer
Secretary
Director

/s/ Brian F. Zucker	Chief Financial Officer	March 31, 2009
Brian F. Zucker

DK INVESTORS, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

DK INVESTORS, INC.
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

PAGE(S)
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1-F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended
December 31, 2008 and 2007 with Cumulative Totals since Inception	F-4

Consolidated Statements of Changes in Stockholders’ (Deficit) for the
period September 18, 2003 (Inception) Through December 31, 2008	F-5

Consolidated Statements of Cash Flow for the years ended December 31,
2008 and 2007 with Cumulative Totals since Inception	F-6

Notes to Consolidated Financial Statements	F-7-F-21

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive, Suite J
Marlton, New Jersey 08053
(856) 355-5900 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DK Investors, Inc.
C/o Primary Capital, LLC
80 Wall Street, 5th Floor
New York, NY 10005

We have audited the accompanying consolidated balance sheets of DK Investors, Inc. (the "Company"), a development stage company, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder's (deficit), and cash flows for each of the years in the two-year period ended December 31, 2008, and the cumulative totals since the Company's inception, September 18, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DK Investors, Inc., a development stage company, as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, and the cumulative totals since the Company's inception, September 18, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company will deplete its working capital during 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey
March 29, 2009

DK INVESTORS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$5,560	$4,280

Total current assets	5,560	4,280

Fixed assets - net	-	3,171

TOTAL ASSETS	$5,560	$7,451

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$152,454	$98,991
Notes payable	110,000	110,000
Notes payable - officer	112,969	62,969

Total current liabilities	375,423	271,960

Total liabilities	375,423	271,960

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding at December 31, 2008 and 2007	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized;
5,925,717 shares issued and outstanding at December 31, 2008 and 2007	593	593
Additional paid-in capital	72,707	72,707
Accumulated deficit	(443,163)	(337,809)

Total stockholders' deficit	(369,863)	(264,509)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,560	$7,451

The accompanying notes are an integral part of these consolidated financial statements

DK INVESTORS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(With Cumulative Totals Since Inception)

			September 18, 2003
	Year Ended	Year Ended	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

OPERATING EXPENSES:
Research contract	$-	$-	$96,199
Consulting	-	-	125,515
Depreciation expense	3,171	3,872	11,843
General and administrative expenses	-	104	4,046
Officer salaries	20,000	20,000	64,166
Professional fees	63,219	4,195	117,794
Total operating expenses	86,390	28,171	419,563

(LOSS) FROM OPERATIONS	(86,390)	(28,171)	(419,563)

OTHER INCOME (EXPENSE)
Sale of equipment	-	-	22,785
Sale of license	-	-	6,250
Interest expense	(18,964)	(14,438)	(52,635)
TOTAL OTHER INCOME (EXPENSE)	(18,964)	(14,438)	(23,600)

LOSS BEFORE PROVISION FOR INCOME TAXES	(105,354)	(42,609)	(443,163)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(105,354)	$(42,609)	$(443,163)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,925,717	5,925,717

The accompanying notes are an integral part of these consolidated financial statements

DK INVESTORS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'  DEFICIT
FOR THE PERIOD SEPTEMBER 18, 2003 (INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid - In Capital	Deficit	Total

Balance, September 18, 2003 (Inception)	-	$-	-	$-	$-	$-	$-

Capital contributed by directors	1	-	-	-	19,000	-	19,000

Net loss for the period ended December 31, 2003	-	-	-	-	-	(7,515)	(7,515)

Balance December 31, 2003	1	-	-	-	19,000	(7,515)	11,485

Capital contributed by DK Investors, Inc.	-	-	-	-	4,000	-	4,000

Common stock issued to directors and executive	479,999	-	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	(34,322)	(34,322)

Balance, December 31, 2004	480,000	-	-	-	23,000	(41,837)	(18,837)

Effect of reverse merger	5,445,717	593	-	-	49,707	-	50,300

Net loss for the year ended December 31, 2005	-	-	-	-	-	(170,530)	(170,530)

Balance, December 31, 2005	5,925,717	593	-	-	72,707	(212,367)	(139,067)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(82,833)	(82,833)

Balance, December 31, 2006	5,925,717	593	-	-	72,707	(295,200)	(221,900)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(42,609)	(42,609)

Balance, December 31, 2007	5,925,717	593	-	-	72,707	(337,809)	(264,509)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(105,354)	(105,354)

Balance, December 31, 2008	5,925,717	$593	-	$-	$72,707	$(443,163)	$(369,863)

The accompanying notes are an integral part of these consolidated financial statements

DK INVESTORS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(With Cumulative Totals Since Inception)

			September 18, 2003
	Year Ended	Year Ended	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(105,354)	$(42,609)	$(443,163)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	3,171	3,872	11,843

Changes in assets and liabilities
Decrease in due from officer	-	-	-
Increase in accounts payable and accrued expenses	34,499	8,299	99,819
Increase in accrued interest	18,964	14,438	52,635

Total adjustments	56,634	26,609	164,297

Net cash (used in) operating activities	(48,720)	(16,000)	(278,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(11,843)

Net cash (used in) investing activities	-	-	(11,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan and note payable	50,000	10,000	217,969
Capital contributed by director	-	5,000	5,000
Issuance of common stock	-	-	73,300

Net cash provided by financing activities	50,000	15,000	296,269

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,280	(1,000)	5,560

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	4,280	5,280	-

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$5,560	$4,280	$5,560

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR / PERIOD FOR:

Interest expense	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1-                Description of Business

We were incorporated in New York on January 27, 1934, and our stock is traded on the OTC BB under the symbol “DKII”.  Until August 25, 2004, DK Investors, Inc. (“DK”) was a closed-end managed investment company which, until the end of 2003, invested solely in tax exempt municipal and state issued securities. At that time, DK had assets of approximately $15,700,000.

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

Through a reverse merger on March 30, 2005 the shareholders of SGK Nanostructures, Inc. (“SGK” or the “Company”) gained control of DK Investors, Inc.  SGK Nanostructures, Inc., a New York corporation, was incorporated on September 18, 2003. The Company's corporate headquarters are located at 80 Wall Street, 5th Floor, New York, NY 10005, c/o Primary Capital, LLC.

SGK is considered to be the accounting acquirer. Accordingly, the historical financial statements of SKG are considered to be those of DKII for all periods presented.

SGK is a development stage company organized to identify, develop and exploit nanostructures and, through various means, including commercial manufacturing, exploit proprietary rights in the field of nanotechnology. The Company is focused on developing and perfecting viable nanomaterials, components and devices and then sub-licensing the manufacture and commercialization to strategic partners which incorporate nanotechnology. Nanotechnology involves manipulating matter at a microscopic level to produce materials, coatings, components, designs, products and devices for industrial applications whose characteristics are, at least in part, influenced by the extremely small size

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 1-               Description of Business (Continued)

of the constituent materials or structures. Within the field of nanotechnology, the Company is focusing on the development and manufacture of a range of nanomaterials, which can be incorporated into components and devices. Application areas include but are not limited to fuel cells, hydrogen storage systems, micro-electronics, semiconductors, bio/life sciences.

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

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 1-	Description of Business (Continued)

Reverse Merge DK Investors and SGK Nanostructures, Inc.

A share acquisition and exchange agreement dated March 30, 2005 between SGK Nanostructures, Inc. ("SGK"), a corporation organized under the laws of New York and DKInvestors, Inc. (“DK”), a corporation     organized under the laws of New York, was entered into on that date.

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

Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 2-	Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At December 31, 2008 and 2007, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000, respectively.

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

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007
NOTE 2-	Summary of Significant Accounting Policies (Continued)

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

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 2-	Summary of Significant Accounting Policies (Continued)

Loss Per Share of Common Stock

Basic and diluted net loss per share available to common stockholders is presented in conformity with SFAS No. 128, "Earnings per Share." Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS at December 31, 2008 and 2007 does not assume conversion, exercise or contingent exercise of securities, warrants or convertible securities as they would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

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

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

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

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 2-	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of DSFAS 157 did  not have a material impact on the its financial statements.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R."  This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007
NOTE 2-	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

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

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 2-	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning January 1,
2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption FASB 161 – derivatives.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

In May 2008, the Financial Accounting Standards Board (the "FASB") issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of FAS 162 is not expected to have a material impact on the Company's results from operations or financial position.

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

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

5.	Treat samples of arrays of functionalized multi wall carbon nanotubes on Si02 substrates using Ar-ion beam at different parameters of acceleration voltage and the time duration.\

6.	Develop a method of lift-off the treated layers of multiwall carbon nanotubes and placing them on different substrates.

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

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 5-	Fixed Assets

                Fixed assets at December 31 consisted of the following:

                Depreciation expense for the years ended December 31, 2008 and 2007 and from Inception (September 18, 2003) to December 31, 2008 was $0, $3,872 and $11,843, respectively.

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 6-	Notes Payable

As of December 31, notes payable consisted of the following:

	2008	2007
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

Unsecured notes payable to an officer / shareholder at
at 15%. Proceeds of the notes were used for general
working capital and to provide the Company with
short term liquidity and to pay overdue bills. The
notes originally became due on January 2, 2008.
The due date for the notes have been extended by the
officer to July 11, 2009.	112,969	62,969

Total notes payable	$222,969	$172,969

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 6-	Notes Payable (Continued)

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

At December 31, 2008 and 2007 the Company had no convertible notes, stock options issued or employee stock option plan.

NOTE 8-	Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2008 and 2007, and has no revenue stream to support itself. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

DK INVESTORS, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007
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

At December 31, 2007 and 2006, deferred tax assets consist of the following:

At December 31, 2008 and 2007, the Company had deficits accumulated during the development stage in the approximate amounts of $443,163 and $337,809 available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-     Related Party Transactions

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, holds our notes payable with a total outstanding balance of $112,969 and $62,969 at December 31, 2008 and 2007, respectively.

EXHIBIT INDEX

     The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.