Form 10-Q
period 2009-03-31
DK INVESTORS INC
filed 2009-05-15
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of   May 14, 2009:  5,925,717 shares of common stock.

DK INVESTORS, INC.

FORM 10-Q
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

		Page #

Item 1.	Financial Statements	1-13
Item 2.	Management’s Discussion and Analysis of Financial Condition	14-18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Control and Procedures	18

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURE		20

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DK INVESTORS, INC.
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

Consolidated Statements of Operations for the Three Months ended March 31, 2009 and 2008 and for the period September 18, 2003 (Inception) through March 31, 2009	4

Consolidated Statements of Changes in Stockholders’ (Deficit) for thePeriod September 18, 2003 (Inception) Through March 31, 2009	5

Consolidated Statements of Cash Flow for the Three Months ended March 31, 2009 and 2008 and for the period September 18, 2003 (Inception) through March 31, 2009	6

Notes to Consolidated Financial Statements	7-15

DK INVESTORS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$9,618	$5,560

TOTAL ASSETS	$9,618	$5,560

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$157,340	$152,454
Notes Payable	110,000	110,000
Note Payable - officer	127,969	112,969

Total current liabilities	395,309	375,423

Total liabilities	395,309	375,423

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized;
5,925,717 shares issued and outstanding at March 31, 2009 and December 31, 2008	593	593
Additional paid-in capital	72,707	72,707
Accumulated deficit	(458,991)	(443,163)

Total stockholders' (deficit)	(385,691)	(369,863)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$9,618	$5,560

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	September 18, 2003
	Ended	Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

OPERATING EXPENSES:
Research contract	$-	$-	$96,199
Consulting	-	-	125,515
Depreciation expense	-	829	11,843
General and administrative expenses	442	-	4,488
Officer's Salaries	5,000	5,000	69,166
Professional fees	4,500	9,360	122,294
Total operating expenses	9,942	15,189	429,505

(LOSS) FROM OPERATIONS	(9,942)	(15,189)	(429,505)

OTHER INCOME (EXPENSE)
Sale of equipment	-	-	22,785
Sale of license	-	-	6,250
Interest expense	(5,886)	(4,011)	(58,521)
TOTAL OTHER INCOME (EXPENSE)	(5,886)	(4,011)	(29,486)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(15,828)	(19,200)	(458,991)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(15,828)	$(19,200)	$(458,991)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,925,717	5,925,717

The accompanying notes are an integral part of these consolidated financial statements.

 DK INVESTORS, INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ (Deficit) for the
period September 18, 2003 (Inception) Through March 31, 2009

	Common Stock		Preferred Stock		Additional
	Shares	Amount	Shares	Amount	Paid - In Capital	Accumulated Deficit	Total

Balance, September 18, 2003 (Inception)	-	$-	-	$-	$-	$-	$-

Capital contributed by directors	1	-	-	-	19,000	-	19,000

Net loss for the period ended December 31, 2003	-	-	-	-	-	(7,515)	(7,515)

Balance December 31, 2003	1	-	-	-	19,000	(7,515)	11,485

Capital contributed by DK Investors, Inc.	-	-	-	-	4,000	-	4,000

Common stock issued to directors and executive	479,999	-	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	(34,322)	(34,322)

Balance, December 31, 2004	480,000	-	-	-	23,000	(41,837)	(18,837)

Effect of reverse merger	5,445,717	593	-	-	49,707	-	50,300

Net loss for the year ended December 31, 2005	-	-	-	-	-	(170,530)	(170,530)

Balance, December 31, 2005	5,925,717	593	-	-	72,707	(212,367)	(139,067)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(82,833)	(82,833)

Balance, December 31, 2006	5,925,717	593	-	-	72,707	(295,200)	(221,900)

Net loss for the Year ended December 31, 2007	-	-	-	-	-	(42,609)	(42,609)

Balance, December 31, 2007	5,925,717	593	-	-	72,707	(337,809)	(264,509)

Net loss for the Year ended December 31, 2008	-	-	-	-	-	(105,354)	(105,354)

Balance, December 31, 2008	5,925,717	593	-	$-	$72,707	$(443,163)	$(369,863)

Net loss for the Three months ended March 31, 2009	-	-	-	-	-	(15,828)	(15,828)

Balance, March 31, 2009	5,925,717	593	-	$-	72,707	$(458,991)	$(385,691)

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months	Three Months	September 18, 2003
	Ended	Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(15,828)	$(19,200)	$(458,991)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	-	829	11,843

Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(1,000)	14,256	98,819
Increase in accrued interest	5,886	4,011	58,521

Total adjustments	4,886	19,096	169,183

Net cash (used in) operating activities	(10,942)	(104)	(289,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(11,843)

Net cash (used in) investing activities	-	-	(11,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	15,000	-	232,969
Capital contributed by director	-		5,000
Issuance of common stock	-	-	73,300

Net cash provided by financing activities	15,000	-	311,269

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	4,058	(104)	9,618

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	5,560	4,280	-

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$9,618	$4,176	$9,618

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -               Basis of Presentation

The accompanying unaudited consolidated financial statements of DK Investors, Inc. (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2-                Description of Business

The Company is a development stage company organized to identify, develop and exploit nanostructures and, through various means, including commercial manufacturing, exploit proprietary rights in the field of nanotechnology. The Company is focused on developing and perfecting viable nanomaterials, components and devices and then sub-licensing the manufacture and commercialization to strategic partners which incorporate nanotechnology. Nanotechnology involves manipulating matter at a microscopic level to produce materials, coatings, components, designs, products and devices for industrial applications whose characteristics are, at least in part, influenced by the extremely small size

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-                Description of Business (Continued)

of the constituent materials or structures. Within the field of nanotechnology, the Company is focusing on the development and manufacture of a range of nanomaterials, which can be incorporated into components and devices. Application areas include but are not limited to fuel cells, hydrogen storage systems, micro-electronics, semiconductors, bio/life sciences.

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

NOTE 3-                Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of DK Investors, Inc. and SGK Nanostructures, Inc. All significant intercompany balances and transactions have been eliminated.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-                Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At March 31, 2009, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, we record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-                Summary of Significant Accounting Policies (Continued)

is dependent upon the generation of future taxable income and when temporary differences become deductible. We consider, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

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

NOTE 4-                Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 became effective as of January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for  the deconsolidation of a subsidiary. It clarifies that a noncontrolling the

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-                Recent Accounting Pronouncements(Continued)

deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2009. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 209. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption

NOTE 5-                Research and Development Agreement

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

6.	Develop a method of lift-off the treated layers of multiwall carbon

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-                Research and Development Agreement(Continued)

     nanotubes and placing them on different substrates.

The initial term of the agreement was December 1, 2003 through April 15, 2004 and had been extended through September 30, 2006, but terminated prior to that date, to a maximum allowable cost of $145,357.  The Company terminated the remainder of the agreement at the end of 2005.  From its inception through December 31, 2005 the Company paid $96,199 under the agreement.

NOTE 6-                Commitments

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

NOTE 7-                Notes Payable

As of March 31, 2009 and December 31, 2008 notes payable consisted of the following:

	March 31,	December 31,
	2009	2008
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
short term liquidity and to pay overdue bills. The
notes originally became due on January 2, 2008.
The due date for the notes has been extended by the
officer to July 11, 2009.	127,969	112,969

Total notes payable	$237,969	$222,969

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

NOTE 8-                Going Concern

As shown in the accompanying financial statements, the Company incurred substantial net losses for the three months ended March 31, 2009 and 2008, and from Inception (September 18, 2003) to March 31, 2009,has a working capital deficiency of $385,691, and has no revenue stream to support itself. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.

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

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9-                Provision For Income Taxes(Continued)

At March 31, 2009, deferred tax assets consist of the following:

MARCH 31,
2009

Deferred taxes due to net operating
loss carryforwards	$160,607

Less: Valuation allowance	(160,607)
Net deferred tax assets	$-

At March 31, 2009, the Company had deficits accumulated during the development stage in the approximate amounts of $458, available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-              Related Party Transactions

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, holds our notes payable with a total outstanding balance of $127,969 and $112,969 at March 31, 2009 and December31, 2008, respectively. Accrued interest as of March 31, 2009 and December 31, 2008 is $31,008 and $26,771 respectively which is included in accounts payable and accrued expense on the Company’s consolidated balance sheets. Interest expense as of march 31, 2009 and December 31, 2008 I is $4,236 and $12,364 respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are a development stage company organized to identify, develop and exploit nanostructures and, through various means, including commercial manufacturing, exploit proprietary rights in the field of nanotechnology. We are focused on developing and perfecting viable nanomaterials, components and devices and then sub-licensing the manufacture and commercialization to strategic partners which incorporate nanotechnology. Nanotechnology involves manipulating matter at a microscopic level to produce materials, coatings, components, designs, products and devices for industrial applications whose characteristics are, at least in part, influenced by the extremely small size of the constituent materials or structures. Within the field of nanotechnology, we are focusing on the development and manufacture of a range of nanomaterials, which can be incorporated into components and devices. Application areas include but are not limited to fuel cells, hydrogen storage systems, micro-electronics, semiconductors, bio/life sciences.

On March 30, 2005 we completed a reverse merger with DK Investors, Inc. Until August 25, 2004, we were a closed-end managed investment company which, until the end of 2003, invested solely in tax exempt municipal and state issued securities.

Financial Operations Overview

We expect to incur substantial additional costs, including costs related to ongoing research and development activities. We intend to raise additional debt and/or equity financing to sustain our operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for our products.

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

Results of operations

For the three months ended March 31, 2009 and 2008 we had no revenue. We incurred operating expenses, excluding interest expense, of $9,942 and $15,189 for the three months ended March 31, 2009 and 2008, respectively.  Interest expense for the three months ending March 31, 2009 and 2008 was $5,886 and $4,011 respectively. We incurred net losses of $15,828 and $19,200 for the three months ended March 31, 2009 and 2008 respectively.

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

Liquidity and Capital Resources

We do not currently have sufficient resources to cover ongoing expenses and expansion. As of May 14, 2009 we had $7,414 of cash and current liabilities owing of $392,809. We plan on raising additional funds from institutional investors to implement our business model.  In the event we are unsuccessful this will have a negative impact on our operations.  Our President, John Leo, has previously provided funding for working capital needs and our hope is that he would continue to do so.

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

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We do not undertake any specific actions to limit those exposures.

Item 4. - Controls and Procedures

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

DK INVESTORS, INC.

Date: May 14, 2009	By:	/s/ JOHN C. LEO
JOHN C. LEO
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director