Form 10-Q
period 2009-06-30
DK INVESTORS INC
filed 2009-08-14
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of   August 14, 2009: 13,790,639 shares of common stock.

DK INVESTORS, INC.

FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

		Page #

Item 1.	Financial Statements	1-11
Item 2.	Management’s Discussion and Analysis of Financial Condition	12-13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURE		16

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DK INVESTORS, INC.
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	2

Consolidated Statements of Operations for the Six Months and Three months ended June 30, 2009 and 2008 and for the period September 18, 2003 (Inception) Through June 30, 2009	3

Consolidated Statements of Changes in Stockholders’ (Deficit) for the period September 18, 2003 (Inception) Through June 30, 2009	4

Consolidated Statements of Cash Flow for the Six Months ended June 30, 2009 and 2008 and for the period September 18, 2003 (Inception) Through June 30, 2009	5

Notes to Consolidated Financial Statements	6-13

DK INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2009 (Unaudited)	2008 (Audited)
ASSETS:
Cash and cash equivalents	$3,420	$5,560

TOTAL ASSETS	$3,420	$5,560

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$144,015	$152,454
Notes Payable	110,000	110,000
Note Payable - officer	80,000	112,969

Total current liabilities	334,015	375,423

Total liabilities	334,015	375,423

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized;
13,790,639 and 5,925,717 shares issued and outstanding at June 30, 2009 and December 31, 2008	1,379	593
Additional paid-in capital	150,576	72,707
Accumulated deficit	(482,550)	(443,163)

Total stockholders' deficit	(330,595)	(369,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,420	$5,560

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Operations for the Six Months and the Three months ended
 June 30, 2009 and 2008 and for the period September 18, 2003 (Inception)
Through June 30, 2009

	Six Months	Six Months	Three Months	Three Months	September 18, 2003 (Inception) to
	Ended	Ended	Ended	Ended	September 30,
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	2008

OPERATING EXPENSES:
Research contract	$-	$-	$-	$-	$96,199
Consulting	-	-	-	-	125,515
Depreciation expense	-	1,658	-	968	11,843
General and administrative expenses	869	-	426	-	4,914
Officer's salaries	10,000	10,000	5,000	5,000	74,166
Professional fees	9,186	20,143	4,686	882	126,981

Total operating expenses	20,055	31,801	10,112	6,850	439,618

(LOSS) FROM OPERATIONS	(20,055)	(31,801)	(10,112)	(6,850)	(439,618)

OTHER INCOME (EXPENSE)
Sale of equipment	-	-	-	-	22,785
Sale of license	-	-	-	-	6,250
Interest expense	(9,322)	(8,236)	(3,446)	(3,449)	(61,967)
Note default fee – related party	(10,000)	-	(10,000)	-	(10,000)
TOTAL OTHER INCOME (EXPENSE)	(19,332)	(8,236)	(13,446)	(3,449)	(42,932)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(39,387)	(40,037)	(23,558)	(10,299)	(482,550)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(39,387)	$(40,037)	$(23,558)	$(10,299)	$(482,550)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	7,619,915	5,925,717	9,296,068	5,925,717

The accompanying notes are an integral part of these consolidated financial statements.

 DK INVESTORS, INC.
Consolidated Statements of Changes in Stockholders’ (Deficit) for the
period September 18, 2003 (Inception) Through June 30, 2008

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid - In Capital	Accumulated Deficit	Total

Balance, September 18, 2003 (Inception)	-	$-	-	$-	$-	$-	$-

Capital contributed by directors	1	-	-	-	19,000	-	19,000

Net loss for the period ended December 31, 2003	-	-	-	-	-	(7,515)	(7,515)

Balance December 31, 2003	1	-	-	-	19,000	(7,515)	11,485

Capital contributed by DK Investors, Inc.	-	-	-	-	4,000	-	4,000

Common stock issued to directors and executive	479,999	-	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	(34,322)	(34,322)

Balance, December 31, 2004	480,000	-	-	-	23,000	(41,837)	(18,837)

Effect of reverse merger	5,445,717	593	-	-	49,707	-	50,300

Net loss for the year ended December 31, 2005	-	-	-	-	-	(170,530)	(170,530)

Balance, December 31, 2005	5,925,717	593	-	-	72,707	(212,367)	(139,067)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(82,833)	(82,833)

Balance, December 31, 2006	5,925,717	593	-	-	72,707	(295,200)	(221,900)

Net loss for the Year ended December 31, 2007	-	-	-	-	-	(42,609)	(42,609)

Balance, December 31, 2007	5,925,717	593	-	-	72,707	(337,809)	(264,509))

Net loss for the Year ended December 31, 2008	-	-	-	-	-	(105,354)	(105,354)

Balance, December 31, 2008	5,925,717	593	-	-	72,707	(443,163)	(369,863)

Common stock issued for redemption of notes payable	7,865,500	786	-	-	77,869	-	78,655

Adjustment to agree with transfer agent report	(578)	-	-	-	-	-	-

Net loss for the Six months ended June 30, 2009	-	-	-	-	-	(39,387)	(39,387))

Balance, June 30, 2009	13,790,639	1,379	-	-	150,576	(482,550)	(330,595))

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Cash Flow for the Six Months ended
 June 30, 2009 and 2008 and for the period September 18, 2003
 (Inception) Through June 30, 2009

	Six Months Ended	Six Months Ended	September 18, 2003 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(39,387)	$(40,037)	$(482,550)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	-	1,658	11,843

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	13,750	18,846	113,569
Increase in accrued interest	8,497	8,236	61,132

Total adjustments	22,247	28,740	186,544

Net cash used in operating activities	(17,140)	(11,297)	(296,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(11,843)

Net cash used in investing activities	-	-	(11,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	15,000	10,000	232,969
Capital contributed by director	-	-	5,000
Issuance of common stock	-	-	73,300

Net cash provided by financing activities	15,000	10,000	311,269

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,140)	(1,297)	3,420

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,560	4,280	-

CASH AND CASH EQUIVALENTS - END OF
PERIOD	$3,420	$2,983	$3,420

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES: Stock issued for redemption of notes, accrued interest and fees.	$78,655	-	$78,655

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At June 30, 2009 and December 31, 2008, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

NOTE 4-                Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 became effective as of January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No. 160, “Non controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 became effective for the Company in its fiscal year beginning January 1, 2009. The adoption of this statement did not have a material impact on its financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R becamr effective for the Company’s fiscal year beginning January 1, 2009. The adoption of  this statement did not have a material impact on its financial position and results of operations.

NOTE 5-                Research and Development Agreement

We have been granted free access to processing equipment, along with test and measurement instruments,including direct access to an Electron Microscope, at Brookhaven National Lab’s new Center for FunctionalNanomaterials (BNL CFN). We can now proceed at our own pace, limited only by equipment availability.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-                Research and Development Agreement (Continued)

Gregory Konesky, our Chief Scientist is the principal investigator on this project. This agreement is  for two years.

After having been at the CFN for about 8 months now, BNL has agreed to build a custom piece of processingequipment for us, significantly expanding equipment availability. We will also be able to process samplesabout 3" in diameter. Up until now, we have been limited to a spot size of about 3/8". This new custom equipment will probably be available by October. We are continuing our research to:

1. Process functionalization of carbon nanotube samples

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

5. Treat samples of arrays of functionalized multi wall carbon nanotubes on Si02 substrates using Ar-ion beam at different parameters of acceleration voltage and the time duration. We have advanced to using thick freestanding films, which is what industry will need for practical applications, such as heat spreaders. These films are sufficiently strong that they do not need any backing support, such as a silicon substrate, as previously indicated in item 5.

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

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-                Notes Payable

As of June 30, 2009 and December 31, 2008 notes payable consisted of the following:
	June 30,	December 31,
	2009	2008
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
short term liquidity and to pay overdue bills. The
notes originally became due on January 2, 2008.
The due date for the notes has been extended by the
officer to July 11, 2009.	80,000	112,969

Total notes payable	$190,000	$222,969

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

NOTE 8-              Going Concern

As shown in the accompanying financial statements, the Company incurred substantial  losses for the six months ended June 30, 2009 and 2008, and from Inception (September 18, 2003) to June 30, 2009, has a working capital deficiency of $330,595 and has no revenue stream to support itself. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-                Going Concern (Continued)

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

At June 30, 2009, deferred tax assets consist of the following:

June 30,
2009

Deferred taxes due to net operating
loss carryforwards	$116,000

Less: Valuation allowance	(116,000))
Net deferred tax assets	$-

At June 30, 2009, the Company had deficits accumulated during the development stage in the approximate amount of $330,595 available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.
NOTE 10-             Related Party Transactions

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, holds our notes payable with a total outstanding balance of $80,000 and $112,969 at June 30, 2009 and December 31, 2008, respectively. Accrued interest as of June 30, 2009 and December 31, 2008 is $10,713 and $26,771, respectively which is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.  Interest expense for the six months ended June 30, 2009 and December 31, 2008 is $5,197 and $4,936, respectively.

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, received 7,865,500 shares of Common stock for the retirement of $47,969 of notes in default, $10,000 of default fees and $20,686 of accrued Interest payable in May 2009.

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

Results of operations

For the six months ended June 30, 2009 and 2008 we had no revenue. We incurred operating expenses (Income), excluding interest expense, of $20,055, $10,112, $31,801 and $ 6,850 for the six months and the three months ended June 30, 2009 and 2008, respectively.  Interest expense and Note default fees for the six months and the three months ending June30, 2009 and 2008 was $19,332,  $13,446, $8,236 and $3,449 respectively. We incurred net losses of $39,387, $23,558, $40,037 and $10,299 for the six months and the three months ended June 30, 2009 and 2008 respectively.

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

DK INVESTORS, INC.

Date: August 14, 2009	By:	/s/ JOHN C. LEO
JOHN C. LEO
President, Chief Executive Officer, Secretary, and Director