Form 10-Q
period 2009-09-30
DK INVESTORS INC
filed 2009-11-16
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes □        No □

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of   November 13, 2009: 13,790,639 shares of common stock.

DK INVESTORS, INC.

FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

		Page #

Item 1.	Financial Statements	1-10
Item 2.	Management’s Discussion and Analysis of Financial Condition	11-12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

SIGNATURE		15

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DK INVESTORS, INC.
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	2

Consolidated Statements of Operations for the Nine Months and Three months ended September 30, 2009 and 2008 and for the period September 18, 2003 (Inception) Through Sepetember 30, 2009	3

Consolidated Statements of Changes in Stockholders’ (Deficit) for the period September 18, 2003 (Inception) Through September 30, 2009	4

Consolidated Statements of Cash Flow for the Nine Months ended September 30, 2009 and 2008 and for the period September 18, 2003 (Inception) Through September 30, 2009	5

Notes to Consolidated Financial Statements	6-10

DK INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2009 (Unaudited)	2008 (Audited)
ASSETS:
Cash and cash equivalents	$7,861	$5,560

TOTAL ASSETS	$7,861	$5,560

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$153,042	$152,454
Notes Payable	110,000	110,000
Note Payable - officer	95,500	112,969

Total current liabilities	358,542	375,423

Total liabilities	358,542	375,423

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized;
13,790,639 and 5,925,717 shares issued and outstanding at September 30, 2009 and December 31, 2008	1,379	593
Additional paid-in capital	150,576	72,707
Accumulated deficit	(502,681)	(443,163)

Total stockholders' deficit	(350,681)	(369,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,861	$5,560

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Operations for the Nine Months and the Three months ended
September 30, 2009 and 2008 and for the period September 18, 2003 (Inception)
Through September 30, 2009

	Nine Months	Nine Months	Three Months	Three Months	September 18, 2003
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

OPERATING EXPENSES:
Research contract	$-	$-	$-	$-	$96,199
Consulting	-	-	-	-	125,515
Depreciation expense	-	2,487	-	829	11,843
General and administrative expenses	898	-	29	-	4,944
Officer's salaries	15,000	15,000	5,000	5,000	79,166
Professional fees	19,312	42,356	(10,127)	22,213	137,106

Total operating expenses	35,210	59,843	15,156	28,042	454,773

(LOSS) FROM OPERATIONS	(35,210)	(59,843)	(15,156)	(28,042)	(454,773)

OTHER INCOME (EXPENSE)
Sale of equipment	-	-	-	-	22,785
Sale of license	-	-	-	-	6,250
Interest expense	(14,263)	(13,458)	(4,931)	(5,222)	(66,898)
Note default fee – related party	(10,000)	-	-	-	(10,000)
TOTAL OTHER INCOME (EXPENSE)	(24,263)	(13,458)	(4,931)	(5,222)	(47,863)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(59,473)	(73,301)	(20,087)	(33,264)	(502,636)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(59,473)	$(73,301)	$(20,087)	$(33,264)	$(502,636)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	9,699,427	5,925,717	13,730,639	5,925,717

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Changes in Stockholders’ (Deficit) for the
period September 18, 2003 (Inception) Through September 30, 2009

	Common Stock		Preferred Stock		Additional
	Shares	Amount	Shares	Amount	Paid - In Capital	Accumulated Deficit	Total

Balance, September 18, 2003 (Inception)	-	$-	-	$-	$-	$-	$-

Capital contributed by directors	1	-	-	-	19,000	-	19,000

Net loss for the period ended December 31, 2003	-	-	-	-	-	(7,515)	(7,515)

Balance December 31, 2003	1	-	-	-	19,000	(7,515)	11,485

Capital contributed by DK Investors, Inc.	-	-	-	-	4,000	-	4,000

Common stock issued to directors and executive	479,999	-	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	(34,322)	(34,322)

Balance, December 31, 2004	480,000	-	-	-	23,000	(41,837)	(18,837)

Effect of reverse merger	5,445,717	593	-	-	49,707	-	50,300

Net loss for the year ended December 31, 2005	-	-	-	-	-	(170,530)	(170,530)

Balance, December 31, 2005	5,925,717	593	-	-	72,707	(212,367)	(139,067)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(82,833)	(82,833)

Balance, December 31, 2006	5,925,717	593	-	-	72,707	(295,200)	(221,900)

Net loss for the Year ended December 31, 2007	-	-	-	-	-	(42,609)	(42,609)

Balance, December 31, 2007	5,925,717	593	-	-	72,707	(337,809)	(264,509))

Net loss for the Year ended December 31, 2008	-	-	-	-	-	(105,354)	(105,354)

Balance, December 31, 2008	5,925,717	593	-	-	72,707	(443,163)	(369,863)

Common stock issued for redemption of notes payable	7,865,500	786	-	-	77,869	-	78,655

Adjustment to agree with transfer agent report	(578)	-	-	-	-	-	-

Net loss for the Nine months ended September 30, 2009	-	-	-	-	-	(59,473)	(59,473))

Balance, September 30, 2009	13,790,639	1,379	-	-	150,576	(502,636)	(350,681))

The accompanying notes are an integral part of these consolidated financial statements.

DK INVESTORS, INC.
Consolidated Statements of Cash Flow for the Nine Months ended
September 30, 2009 and 2008 and for the period September 18, 2003
(Inception) Through September 30, 2009

	Nine Months Ended	Nine Months Ended	September 18, 2003 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(59,473)	$(73,301)	$(502,636)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	-	2,487	11,843

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	17,846	20,726	117,665
Increase in accrued interest	13,428	13,458	66,063

Total adjustments	7,247	28,740	171,544

Net cash (used in) operating activities	(28,199)	(36,630)	(307,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(11,843)

Net cash (used in) investing activities	-	-	(11,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	30,500	35,000	248,469
Capital contributed by director	-	-	5,000
Issuance of common stock	-	-	73,300

Net cash provided by financing activities	30,500	35,000	326,769

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,301	(1,630)	7,861

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	5,560	4,280	-

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$7,861	$2,650	$7,861

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Stock issued for redemption of notes, accrued interest and fees.	$78,655	$-	$78,655

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

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Development Stage Company

The Company is considered to be in the development stage as defined in the authoritative guidance issued by the Financial Accounting Standards Board. The Company has devoted substantially all of its efforts to business planning, research and development.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At September 30, 2009 and December 31, 2008, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

NOTE 4-                Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted  ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated condensed financial statements.

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

3. Estimate the possibility of using the manufactured chips for the measurements of thermal conductivity in the 2-D layers of carbon nanotubes

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

NOTE 6-                Commitments

At the present time the Company pays no rent and operates from the office of its President.  The Company carries no liability, directors, officers’ liability or office contents insurance.

The Company has two employees both of whom are executive officers. The Company compensates these officers and stockholders under employment agreements with an initial five year term ending October 14, 2010.  Base salaries under the agreements are $10,000 each per year

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-                Notes Payable

As of September 30, 2009 and December 31, 2008 notes payable consisted of the following:
	September 30,	December 31,
	2009	2008
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
short term liquidity and to pay overdue bills. The
notes originally became due on January 2, 2008.
The due date for the notes has been extended by the
officer to July 11, 2009.	95,500	112,969

Total notes payable	$205,000	$222,969

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

DK INVESTORS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-               Going Concern

As shown in the accompanying financial statements, the Company incurred substantial net losses for the nine months ended September 30, 2009 and 2008, and from Inception (September 18, 2003) to September 30, 2009, has a working capital deficiency of $350,681 and has no revenue stream to support itself. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2009, deferred tax assets consist of the following:

September 30,
2009
Deferred taxes due to net operating
loss carryforwards	$123,000

Less: Valuation allowance	(123,000))
Net deferred tax assets	$-

At September 30, 2009, the Company had deficits accumulated during the development stage in the approximate amount of $350,681 available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods

NOTE 10-              Related Party Transactions

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, holds our notes payable with a total outstanding balance of $95,500 and $112,969 at September 30, 2009 and December 31, 2008, respectively. Accrued interest as of September 30, 2009 and December 31, 2008 is $45,376 and $26,771 respectively which is included in accounts payable and accrued expense on the Company’s consolidated balance sheets. Interest expense for the nine months ended September 30, 2009 and September 30, 2008 is $14,263 and $13,458 respectively.

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, received 7,865,500 shares of common stock for the retirement of $47,969 of notes in default, $ 10,000 of default fees and $ 20,686 of accrued interest in May 2009.

NOTE 11 -             Subsequent Events

Pursuant the definitive 14C filed on September 2, 2009, the company is proceeding with the events outlined in the information statement.

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was November 13, 2009. There were no subsequent events that required recognition or disclosure.

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

Results of operations

For the nine months ended September 30, 2009 and 2008 we had no revenue. We incurred operating expenses (Income), excluding interest expense, of $35,210, $15,156, $59,843 and $28,042 for the nine months and the three months ended September 30, 2009 and 2008, respectively.  Interest expense and Note default fees for the nine months and the three months ending September 30, 2009 and 2008 was $24,263, $4,931, $13,458 and $5,222 respectively. We incurred net losses of $59,473, $20,087, $73,301 and $33,264 for the nine months and the three months ended September 30, 2009 and 2008 respectively.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Please refer to the Company’s Definitive 14C filed with the Securities and Exchange Commission on September 2, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

(a)    Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DK INVESTORS, INC.

Date: November 16, 2009	By:	/s/ JOHN C. LEO
JOHN C. LEO
Chief Executive Officer, Director