Form 10-K
period 2009-12-31
RESOURCE ACQUISITION GROUP, INC.
filed 2010-04-15
CIK 277905

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

RESOURCE ACQUISITION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-53244	13-1869744
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

c/o Primary Capital LLC
80 Wall Street, 5th Floor
New York, New York 10005
 (Address of principal executive offices, including zip code)

(212) 300-0070
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2010, was 83,553 shares.

PART I

ITEM 1. BUSINESS.

At this time, the Company’s purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

BACKGROUND

OVERVIEW

We were incorporated in New York on January 27, 1934, and our stock is traded on the Over the Counter Bulletin Board (OTC BB) under the symbol “DKII”.  Until August 25, 2004, DK Investors, Inc. (“DK”), now know as Resource Acquisition Group, Inc. was a closed-end managed investment company which, until the end of 2003, invested solely in tax exempt municipal and state issued securities. At that time, DK had assets of approximately $15,700,000.

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

On August 18, 2009, the holder of shares representing 64.49% of our common stock took action by written consent to change the Company’s name from DK Investor, Inc. to Resource Acquisition Group Inc.  The Board of Directors authorized the change in the Company’s name to Resource Acquisition Group Inc. to more correctly reflect the business operations of indentifying and acquiring natural resources.

On October 26, 2009, the Company and SGK Nanostructures, Inc., a New York corporation (“SGK”) and wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Agreement”). The Agreement was executed to further the Company’s plan to spin-off its corporate assets as described in the Company’s Definitive 14C filed with the Securities & Exchange Commission on September 2, 2009.

On October 27, 2009, DK Investors, Inc. entered into an Agreement and Plan of Merger with Resource Acquisition Group, Inc., (“Resource Acquisition”) a Nevada Corporation and wholly owned subsidiary of the Company, whereby the Company merged with and into Resource Acquisition and Resource Acquisition being the surviving corporation.  Pursuant to the Merger Agreement, Resource Acquisition acquired all of the assets and assumed all of the liabilities and obligations of the Company.  The shareholders of the Company received one (1) common share of Resource Acquisition for every two (200) hundred common shares of the Company owned. The Merger Agreement was executed to further the Company’s plan to re-domesticate its corporate existence from New York to Nevada as described in the Company’s Definitive 14C filed with the Securities & Exchange Commission on September 2, 2009.

The Company expects to incur additional costs related to its ongoing reporting obligations. We intend to raise additional debt and/or equity financing to sustain our operations. We do not expect to generate a positive cash flow from operations.. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding

Our principal office is located at c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, NY 10005. Our telephone number is (212) 300-0070. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “DKII”.

EMPLOYEES

At December 31, 2009, we had two part-time employees.  Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations. At December 31, 2009, the Company utilized 1 outside contractor in the accounting area.

We have entered into employment agreements with our President, Chief Executive Officer and Secretary, Mr. John Leo, and our Chief Financial Officer, Mr. Brian Zucker. Mr. Leo and Mr. Zucker will not provide services to Resource Acquisition Group, Inc. on a full-time basis.

ITEM 1A. RISK FACTORS.

In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company’s business, prospects, financial condition and results of operations

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

Certain statements in this report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as “the Company anticipates”, or “the Company believes”, or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

Additional risks and uncertainties not currently known or deemed to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

WE HAVE A LIMITED OPERATING HISTORY AND WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE DEVELOPMENT STAGE MAY FACE.

As a result of the Company’s limited operating history, the current difficult economic conditions it may be difficult for you to assess our growth and earnings potential. The Company believes that due primarily to the relatively brief time DKII has been available to the general public, there has not yet been developed, implemented and demonstrated a commercially viable business model from which to successfully operate any form of business that relies on the products and services that we intend to market, sell, and distribute.  Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face, as they are described herein.  We may continue to face these difficulties in the future, some of which may be beyond our control.  If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

WE HAVE A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

Resource Acquisition Group, Inc. only has limited operating history as an independent public company.  The business has operated at a loss for the last few years, and such losses may continue or increase. Resource Acquisition Group, Inc. may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management’s time and other resources.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS THAT DESCRIBES UNCERTAINITY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Resource Acquisition Group, Inc. has received a report from its independent auditors for the fiscal years ended December 31, 2009 and December 31, 2008, containing an explanatory paragraph describing the issues leading to substantial doubt about the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors’ opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

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

RISKS RELATED TO OUR COMMON STOCK

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

Risk Factor Related to Controls and Procedures

The Company has limited segregation of duties amongst its employees with respect to the Company’s preparation and review of the Company’s financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company’s financial reporting which could harm the trading price of the Company’s stock.

Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases. As a result, there is no segregation of duties amongst the employees, and the Company and its independent public accounting firm has identified this as a material weakness in the Company’s internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company’s reported financial information, which could have a negative financial effect on the trading price of the Company’s stock. Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases. As a result, there is no segregation of duties amongst the employees, and the Company and its independent public accounting firm has identified this as a material weakness in the Company’s internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

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

ITEM 3. LEGAL PROCEEDINGS .

We are subject to litigation from time to time arising from our normal course of operations. Currently, the Company is named as a defendant in an adversary proceeding in a bankruptcy proceeding (In Re Nanondynmics, Inc., BK NO. 09-13438-MJK) entitled, Wallach, as Trustee v. SGK Nanostructures Inc., Adv. No. 10-01007-MJK, pending in the United States Bankruptcy Court for the Western District of New York.  The plaintiff trustee seeks to hold the Company liable under a promissory note in the amount of $110,000 executed by the Company’s formerly wholly-owned subsidiary, SGK.  The Company considers the claim to be entirely without merit and will defend itself vigorously.

ITEM 4 . (REMOVED AND RESERVED).
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock, $.001 par value, is quoted on the OTC Bulletin Board under the symbol “DKII.” The following table shows the high and low closing prices for the periods indicated.

Year	High	Low

2009
First Quarter	0.10	0.10
Second Quarter	0.10	0.10
Third Quarter	0.10	0.10
Fourth Quarter	0.05	0.05

2008
First Quarter	0.07	0.07
Second Quarter	0.05	0.05
Third Quarter	0.05	0.05
Fourth Quarter	0.05	0.05

HOLDERS OF COMMON EQUITY

As of December 31, 2009, the number of record holders of our common shares was approximately 155.

DIVIDEND INFORMATION

To date, the Company has never paid a dividend. We have no plans to pay any dividends on common stock in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

DESCRIPTION OF SECURITIES

The Company originally was authorized by the Certificate of Incorporation to issue 40,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. Pursuant to the Amendment, the number of common shares authorized to issue to be issued is increased to 200,000,000 shares of common stock, $0.001 par value per share. As of the date the Amendment was approved by the Board and the majority stockholders, there were 13,790,639 shares of our common stock issued and outstanding.

The Board approved a resolution to effect a 200-for-1 reverse stock split.  Under this reverse stock split each 200 shares of our Common Stock will be converted automatically into 1 share of Common Stock.  To avoid the issuance of fractional shares of Common Stock, the Company will issue an additional share to all holders of fractional shares.  The effective date of the reverse stock split will be on or about September 22, 2009. As a result of the reverse stock split, there will be 83,553 shares of common stock issued and outstanding.

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

As of December 31, 2009, 0 shares of Preferred Stock are issued and outstanding.

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

 As of December 31, 2009, 83,553 shares of common stock are issued and outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview and Plan of Operation

At this time, the Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Results of Operations 2009 Compared to 2008

For the year ended December 31, 2009 and 2008 we had no revenue.

We incurred operating expenses, excluding interest expense of $42,771 and $76,390 for the years ended December 31, 2009 and 2008, respectively. Total operating expenses decreased to $42,771 for the year ended December 31, 2009 as compared to $76,390 for the year ended December 31, 2008, as a result of a decrease in professional fees expenses and as a result of liabilities being spun-off as part of the asset purchase agreement.

Interest expense from continuing operations for the years ended December 31, 2009 and 2008 was $8,641 and $9,482, respectively. Interest expense decreased  to $8,641 for the year ended December 31, 2009, as compared to $9,482 for the year ended December 31, 2008, as a result of the spin-off of the subsidiary assuming a portion of interest expense.

The Company incurred net gains of $118,171 for the year ended December 31, 2009 and net losses of , $105.354 and $324,992 for the years ended December 31, 2008 and from September 18, 2003 (inception) to December 31, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. As of December 31, 2009, the Company had $4,051 of cash and current liabilities owing of $177,087. We plan on raising additional funds from institutional investors to implement our business model.  In the event we are unsuccessful this will have a negative impact on our operations.  Our President, John Leo, has previously provided funding for working capital needs and our hope is that he will continue to do so.

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

The Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that Resource Acquisition Group, Inc. will raise sufficient funds from such financing arrangements, or that Resource Acquisition Group, Inc. will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of Resource Acquisition Group, Inc. financing is dependent upon.

During the year ended December 31, 2009, the Company had a net decrease in cash of $1,509. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $41,509 in cash for operating activities for the year ended December 31, 2009 as compared to $48,720 in the prior year. The decrease in cash used for operating activities is primarily attributed to the discontinued operation and spin-off of a subsidiary.

Cash provided by financing activities. The Company generated $40,000 from financing activities for the year ended December 31, 2009, all as a result of net proceeds from the issuance of notes and liabilities being spun-off to the subsidiary.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2009.

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

Impact of Recent Accounting Pronouncements

In September 2006, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosures of the methods used and the effect on earnings.

In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company’s financial statements. See Note 15 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

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

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2009, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 4, 2009, the Board of Directors of the Company dismissed Bagell, Josephs, Levine & Company, LLC (“BJLC”) as its independent registered public accounting firm. The Company’s Board of Directors participated in and approved the decision to change our independent registered public accounting firm. BJLC’s reports on our financial statements for the most recent two fiscal years and any subsequent interim period through its termination on May 4, 2009, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its review of financial statements through BJLC’s termination on May 4, 2009, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with BJLC’s opinion to the subject matter of the disagreement. During the two most recent audit periods and the interim period up to May 4, 2009, there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

On May 4, 2009, the Board appointed Paritz & Company, P.A. (“PC”) as the Company’s new independent registered public accounting firm. The decision to engage PC was approved by the Company’s Board of Directors on May 4, 2009.  Prior to May 4, 2009, the Company did not consult with PC regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2009, and based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Board of Directors were advised by Paritz & Company, PA, our independent registered public accounting firm, that during their performance of audit procedures for the year ended December 31, 2009, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 5 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

A material weakness in the Company’s internal control over financial reporting exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Our registered public accounting firm will be required to attest to our management’s assessment of internal control over financial reporting tentatively beginning with our annual report for the year ended December 31, 2009.

CHANGES IN INTERNAL CONTROLS

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K. There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

The Company has limited segregation of duties amongst its employees with respect to the Company’s preparation and review of the Company’s financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company’s financial reporting which could harm the trading price of the Company’s stock.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Resource Acquisition Group, Inc. board of directors consists of two directors.  Listed below is certain information concerning individuals who currently serve as directors and executive officers of Resource Acquisition Group, Inc.  Mr. Leo is currently a director and chief executive officer. We anticipate that Mr. Leo will remain a director and chief executive officer of Resource Acquisition Group, Inc.

Name	Age	Position with Resource Acquisition Group, Inc.	Since

John Leo	45	President, Chief Executive Officer,
		Secretary, Treasurer and Director	2005

Brian F. Zucker	49	Chief Financial Officer, Director	2005

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

Brian Zucker is our Chief Financial Officer as well as the CFO and Financial Operations Principal for numerous broker dealers and hedge funds. He is a member of the American Institute of Certified Public Accountants, as well as a member of the New York and New Jersey State Society of CPA’s. He has over twenty years of experience as a CPA specializing in the securities industry.  He started his career as a Senior Consultant at both Price Waterhouse and Deloitte Haskins and Sells. Mr. Zucker currently manages a firm which provides a broad range of services to hedge funds, broker dealers and high net worth individuals. He has previously served as the President and Chairman of Atlantis Business Development Corp. (ABDV), and as a Managing Director of American Frontier Financial Corp., a full service investment banking and brokerage firm. As a member of their investment banking committee he was responsible for evaluating investment opportunities for the firm. Mr. Zucker holds a Bachelor’s degree in accounting from Pace University in New York, and has the following NASD licenses: series 7, 63, 24 and 27.

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Leo and Zucker, with Mr. Leo serving as the Chairman of the Committee. Mr. Leo may be deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2009. The Audit Committee has:

•	reviewed and discussed the Company’s audited financial statements with management and Paritz & Company, PA, the Company’s independent accountants;

•	discussed with Paritz & Company, PA the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and

•
received from Paritz & Company, PA the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors’ independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
John Leo, CHAIRMAN
Brian Zucker, CFO

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation	Total Compensation

John Leo(1)
President, Chief Executive	2009	$10,000	(2)	$0	$0	$10,000
Officer and Director	2008	$10,000	(2)	$0	$0	$10,000

Brian Zucker(3)
Chief Financial Officer	2009	$10,000	(4)	$0	$0	$10,000
	2008	$10,000	(4)	$0	$0	$10,000

(1)
Mr. Leo is currently serving as our Chief Executive Officer, President, Secretary and Director. Prior to that time, Mr. Leo served as our President, Secretary and Director since October 14, 2005. Mr. Leo’s employment contract is for a term of five-years at a base salary of $10,000.

(2)	$10,000 and $20,000 was accrued and unpaid for the years ended December 31, 2009 and 2008, respectively.

(3)	Mr. Zucker has been serving as our Chief Financial Officer and Director since October 14, 2005. Mr. Zucker’s employment contract is for a term of five-years at a base salary of $10,000.
(4)	$10,000 and $20,000 was accrued and unpaid for the years ended December 31, 2009 and 2008, respectively.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FYE (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2009 and 2008.

EMPLOYMENT CONTRACTS

John C. Leo

Resource Acquisition Group, Inc. entered into a five-year employment agreement with Mr. Leo as of October 14, 2005. Mr. Leo will serve as Resource Acquisition Group, Inc.’s President, Corporate Secretary and Director for a term of five years. As consideration, Resource Acquisition Group, Inc. agreed to pay Mr. Leo the sum of $10,000 annually. Resource Acquisition Group, Inc. also agreed to pay Mr. Leo an Annual bonus issued in the Company’s common stock in an amount to be determined by the Board of Directors of the Company. In the event Mr. Leo’s employment agreement is terminated by Resource Acquisition Group, Inc. for cause or due to Mr. Leo’s disability or retirement, Resource Acquisition Group, Inc. will pay him (1) any unpaid base salary through the date of termination and any accrued vacation; (2) Any unpaid bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (3) Reimbursement for any unreimbursed expenses properly incurred through the date of termination; (4) all other payments or benefits to which the Executive may be entitled under the terms of any applicable compensation arrangement, plan or program (Collectively, “Accrued Benefits”).

In the event Mr. Leo’s employment agreement is terminated due to Mr. Leo’s death, Resource Acquisition Group, Inc. will pay to his estate his “Accrued Benefits” as described above.

Brian F. Zucker

Resource Acquisition Group, Inc. entered into a five-year employment agreement with Mr. Zucker as of October 14, 2005. Mr. Zucker will serve as the Company’s Chief Financial Officer and Director for a term of five years. As consideration, Resource Acquisition Group, Inc. agreed to pay Mr. Zucker the sum of $10,000 annually. Resource Acquisition Group, Inc. also agreed to pay Mr. Zucker an Annual bonus issued in the Company’s common stock in an amount to be determined by the Board of Directors of the Company. In the event Mr. Zucker’s employment agreement is terminated by Resource Acquisition Group, Inc. for cause or due to Mr. Zucker’s disability or retirement, Resource Acquisition Group, Inc. will pay him (1) any unpaid base salary through the date of termination and any accrued vacation; (2) Any unpaid bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (3) Reimbursement for any unreimbursed expenses properly incurred through the date of termination; (4) all other payments or benefits to which the Executive may be entitled under the terms of any applicable compensation arrangement, plan or program (Collectively, “Accrued Benefits”).

In the event Mr. Zucker’s employment agreement is terminated due to Mr. Zucker’s death, Resource Acquisition Group, Inc. will pay to his estate his “Accrued Benefits” as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMEN AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of December 31, 2009 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of December 31, 2009 a total of 83,559, shares of common stock were outstanding. Each share of common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 31, 2008, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock
Name and Position(s)	Title of Class	Common Stock Beneficially Owned	Percentage Ownership (2)

John C. Leo, CEO, Director (1),	Common Stock	44,473	53.22%

Norman Fuchs (3)	Common Stock	5,146	6.16%

Lawrence Goldstein	Common Stock	5,541	6.63%

Philip F. Palmeck	Common Stock	5,541	6.63%

Gregory A. Konesky	Common Stock	2,375	2.84%

(1)	The person listed is an officer and/or director of the Company and the address for each beneficial owner is c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, New York 10005

(2)	Percentage ownership for Resource Acquisition Group, Inc. Common Stock is based on 83,559 shares of common stock outstanding as of December 31, 2009
(3)
Effective August 18, 2009, Mr. Norman Fuchs resigned as the Chairman of the Board of Directors of the Company.  Mr. Fuchs resignation was not a result of any disagreements relating to the Company’s operations, policies or practices

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In addition to the above capital contributions made by Mr. Leo, he also holds notes payable with an outstanding balance of $55,500 and $112,969 as of December 31, 2009 and 2008, respectively.  The terms of the loan are:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2009 and December 31, 2008 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit Fees	$5,000	$40,250

Audit - Related Fees	-0-	-0-

Tax fees	-0-	-0-

All Other Fees	-0-	-0-

Total	$5,000	$40,250

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. The Audit Committee in accordance with its procedures approved all of the services described above.

PART IV

ITEM 15. EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

           Dated: March 31, 2009

Resource Acquisition Group, Inc.

By:	/s/ John C. Leo
John C. Leo
Chief Executive Officer, President, CEO Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Leo	Chief Executive Officer	March 31, 2010
John C. Leo	President
Treasurer
Secretary
Director

/s/ Brian F. Zucker	Chief Financial Officer	March 31, 2010
Brian F. Zucker

RESOURCE ACQUISITION GROUP, INC.
Formerly known as DK Investors, Inc.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

PAGE(S)
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1-F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the years ended
December 31, 2009 and 2008 with Cumulative Totals since Inception	F-4

Consolidated Statements of Changes in Stockholders’ (Deficit) for the
period September 18, 2003 (Inception) Through December 31, 2009	F-5

Consolidated Statements of Cash Flow for the years ended December 31,
2009 and 2008 with Cumulative Totals since Inception	F-6

Notes to Consolidated Financial Statements	F-7-F-21

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Resource Acquisition Group, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying consolidated balance sheet of Resource Acquisition Group, Inc. (A Development Stage Company) as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. We did not audit the statements of operations and changes in stockholders’ deficit of the Company from inception (September 18, 2003) to December 31, 2008 (not presented separately herein).  Those statements were audited by other auditors (who have ceased operations) whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Acquisition Group, Inc. (A Development Stage Company) as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Resource Acquisition Group, Inc were audited by other auditors who have ceased operations.  As discussed in Note 1, the Company effected a reverse stock split during the year ended December 31, 2009.  We audited the retroactive application of the reverse split to the statement of changes in stockholders’ deficit for the period September 18, 2003 (inception) through December 31, 2008, and the calculation of earnings per share for the year ended December 31, 2008.  In our opinion, such retroactive applications are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the period from September 18, 2003 (inception) to December 31, 2008 consolidated financial statements of the Company other than with respect to such retroactive application and accordingly, we do not express an opinion or any other form of assurance on the period from September 18, 2003 (inception) to December 31, 2008 consolidated financial statements taken as a whole.

As discussed in Note 1, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  The Company did not generate any revenue during the year ended December 31, 2009.  In addition, as of December 31, 2009 the Company has a stockholders’ deficit of $173,037 and negative working capital of $173,037.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, New Jersey

April 15, 2010

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

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

Marlton, New Jersey

March 29, 2009

The report is a copy of the previously issued report.

The predecessor auditor has not reissued the report.

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS
	December 31,	December 31,
	2009	2008
	(Audited)	(Audited)
ASSETS:
Cash and cash equivalents	$4,051	$5,560

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$4,051	$5,560

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$121,588	$120,371
Notes Payable - officer	55,500	80,469
Liabilities from discontinued operations	$-	$174,583

Total current liabilities	177,088	375,423

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
83,559 and 29,626 shares issued and outstanding at December 31, 2009
and December 31, 2008 respectively	84	30
Additional paid-in capital	151,871	73,270
Deficit accumulated during development stage	(324,992)	(443,163)

Total stockholders' (deficit)	(173,037)	(369,863)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,051	$5,560

The accompanying notes are an integral part of these consolidated financial statements

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(With Cumulative Totals Since Inception)
			September 18, 2003
	Year Ended	Year Ended	(Inception) to
	Dec. 31, 2009	Dec. 31, 2008	December. 31, 2009

OPERATING EXPENSES:
Depreciation expense	$-	$3,171	$11,843
General and administrative expenses	898	-	4,944
Officer's salaries	15,000	10,000	79,166
Professional fees	26,873	63,219	144,667

Total operating expenses	42,771	76,390	240,620

LOSS FROM OPERATIONS	(42,771)	(76,390)	(240,620)

OTHER INCOME (EXPENSE)
Sale of equipment	-	-	22,785
Sale of license	-	-	6,250
Interest expense	(8,641)	(9,482)	(61,276)
Note default fee - related party	(5,000)	-	(5,000)

TOTAL OTHER INCOME (EXPENSE)	(13,641)	(9,482)	(37,241)

LOSS FROM CONTINUING OPERATIONS	(56,412)	(85,872)	(277,861)

Loss from Discontinued operations, net of tax	(18,205)	(19,482)	(239,919)

Gain on disposition of subsidiary, net of tax	192,788	-	192,788

NET (LOSS) INCOME	$118,171	$(105,354)	$(324,992)

Basic and Diluted income (loss) per common share:
From continuing operations	(1.05)	(2.90)
Discontinued Operations	(0.34)	(0.66)
Gain on sale of subsidiary	3.59	0.00

TOTAL BASIC LOSS PER COMMON SHARE	2.20	(3.56)

WEIGHTED AVERAGE SHARES OUTSTANDING	53,653	29,629	48,567

The accompanying notes are an integral part of these consolidated financial statements

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SEPTEMBER 18, 2003 (INCEPTION) THROUGH DECEMBER 31, 2009
	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid - In Capital	Deficit	Total

Balance, September 18, 2003 (Inception)		$-	-	$-	$-	$-	$-

Capital contributed by directors	0	-	-	-	19,000	-	19,000

Net loss for the period ended December 31, 2003		-	-	-	-	(7,515)	(7,515)

Balance December 31, 2003	0	-	-	-	19,000	(7,515)	11,485

Capital contributed by DK Investors, Inc.		-	-	-	4,000	-	4,000

Common stock issued to directors and executive	2,400	2	-	-	(2)	-	0

Net loss for the year ended December 31, 2004		-	-	-	-	(34,322)	(34,322)

Balance, December 31, 2004	2,400	2	-	-	22,998	(41,837)	(18,837)

Effect of reverse merger	27,229	27	-	-	50,273	-	50,300

Net loss for the year ended December 31, 2005			-	-	-	(170,530)	(170,530)

Balance, December 31, 2005	29,629	29	-	-	73,271	(212,367)	(139,066)

Net loss for the year ended December 31, 2006			-	-	-	(82,833)	(82,833)

Balance, December 31, 2006	29,629	29	-	-	73,271	(295,200)	(221,899)

Net loss for the Year ended December 31, 2007			-	-	-	(42,609)	(42,609)

Balance, December 31, 2007	29,629	29	-	-	73,271	(337,809)	(264,508)

Net loss for the Year ended December 31, 2008			-	-	-	(105,354)	(105,354)

Balance, December 31, 2008	29,629	29	-	$-	$73,271	$(443,163)	$(369,862)

Common stock issued for redemption of notes payable	39,328	39			78,616		78,655

Adjustment to fractional shares	14,603	16			(16)

Net loss for the Year ended December 31, 2009			-	-	-	118,172	118,172

Balance, December 31, 2009	83,559	84	-	$-	151,871	$(324,992)	$(173,036)

The accompanying notes are an integral part of these consolidated financial statements

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(With Cumulative Totals Since Inception)
			September 18, 2003
	Year Ended	Year Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)	$118,171	$(105,354)	$(324,992)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	-	3,171	11,843
Gain on disposition of subsidiary	(192,788)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	16,262	34,499	116,081
Increase in accrued interest	16,846	18,964	69,481

Net cash used in operating activities	(41,509)	(48,720)	(127,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(11,843)

Net cash used in investing activities	-	-	(11,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	40,000	50,000	257,969
Capital contributed by director	-		5,000
Issuance of common stock		-	73,300

Net cash provided by financing activities	40,000	50,000	336,269

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,509)	1,280	196,839

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	5,560	4,280	-

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$4,051	$5,560	$196,839

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Stock issued for redemption of notes, accrued interest and fees	$78,655	$-	$78,655

The accompanying notes are an integral part of these consolidated financial statements

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-              Description of Business

We intend to attempt to raise additional debt and/or equity financing to sustain our operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for our products.

Development Stage Company

The Company is considered to be in the development stage as defined in current authoritative account guidance.  The Company has devoted substantially all of its efforts to business planning, research and development.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2009 and 2008, and has no revenue stream to support itself. In addition, at December 31, 2009, the Company had a stockholders’ deficit and negative working capital of $173,037.These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon, among other things its ability to raise additional capital or to secure a future business combination.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

                       Reverse Merger DK Investors and SGK Nanostructures, Inc.

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

Through a series of agreements entered into in September, 2009 which were authorized by written consent of the shareholders, the Company:

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 1-              Description of Business (Continued)

1.	Changed its name from DK Investors, Inc. to Resource Acquisition Group, Inc.
2.	Authorized a reverse stock split of 200 to 1 on its outstanding common stock.

3.	Amended it Articles of Incorporation to increase its authorized common stock from 40,000,000 to 200,000,000 shares.
4.	Spun-off its operating subsidiary (SGK Nanostructures, Inc.) to its shareholders on a pro-rata basis.
5.	Changed its state of incorporation from New York to Nevada.

The spin-off referred to above, conveyed the Company’s business activities and technology in nanotechnology and certain liabilities to SGK. The net effect was the transfer of liabilities in excess of assets of $192,788. The results of operations of the nanotechnology business are classified as discontinued operations on the accompanying statement of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At December 31, 2009 and 2008, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, which range from three to five years. Repairs and maintenance are charged to expense as incurred.

Research and Development

Research and development costs are charged to operations when incurred.

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 2-	Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and notes payable-officer approximate fair value because of their short-term nature.

Revenue Recognition

Revenue is recognized when services are rendered and when product has been delivered to the customer.

Income Taxes

We account for income taxes in accordance with authoritative guidance, in which, we record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. We consider, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Loss Per Share of Common Stock

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

NOTE 3-	Commitments

At the present time the Company pays no rent and operates from the office of its President, John Leo.

The Company has two employees both of whom are executive officers. The Company compensates these officers and stockholders under employment agreements with an initial five year term ending October 14, 2010.  Base salaries under the agreements are $10,000 each per year.

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 4-	Notes Payable

As of December 31, notes payable consisted of the following:

	2009	2008
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
Holder may, by notice to the Company, require
payments of all such royalties be made directly to
the holder. All payments received by the holder
shall be applied first to the payment of interest.	-	$110,000

Unsecured notes payable to an officer / shareholder at
at 15%. Proceeds of the notes were used for general
working capital and to provide the Company with
short term liquidity and to pay overdue bills. The
notes originally became due on January 2, 2008.
The due date for the notes have been extended by the
officer to July 11, 2009.	55,500	112,969

Notes payable	$55,500	$222,969
Less: Amounts classified as discontinued operations	-	142,500

	$55,000	$80,469

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 4-	Notes Payable (Continued)

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

As part of the Asset Purchase Agreement on October 26, 2009, the $110,000 note was spun-off to SGKNanostructures, Inc., a New York corporation (“SGK”).

NOTE 5-	Legal Proceedings

We are subject to litigation from time to time arising from our normal course of operations. Currently, theCompany is named as a defendant in an adversary proceeding in a bankruptcy proceeding (In Re Nanodynamics, Inc., BK NO. 09-13438-MJK) entitled, Wallach, as Trustee v. SGK Nanostructures Inc., Adv. No. 10-01007-MJK, pending in the United States Bankruptcy Court for the Western District of New York.  The plaintifftrustee seeks to hold the Company liable under a promissory note in the amount of $110,000 executed by the Company’s formerly wholly-owned subsidiary, SGK.  The Company considers the claim to be entirely without merit and will defend itself vigorously.

RESOURCE ACQUISITION GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 6-	Provision For Income Taxes

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

At December 31, 2009 and 2008, deferred tax assets consist of the following:

	2009	2008
Deferred taxes due to net operating loss carryforwards	162,577	155,107

Less: Valuation allowance	(162,577)	(155,107)
Net deferred tax assets	-	-

At December 31, 2009 and 2008, the Company had deficits accumulated during the development stage in the approximate amounts of $325,000 and $445,000 available to offset future taxable income, if any  through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7-     Related Party Transactions

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, holds our notes payable with a total outstanding balance of $55,500 and $112,969, of which 32,500 was classified as liabilities from discontinued operations, at December 31, 2009 and 2008, respectively.