Form 10-Q
period 2010-03-31
RESOURCE ACQUISITION GROUP, INC.
filed 2010-05-17
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

RESOURCE ACQUISITION GROUP, INC.
 (Exact name of registrant as specified in Charter)

Nevada	000-53244	13-1869744
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, NY  10005
 (Address of Principal Executive Offices)

(212) 300-0070
 (Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of   May 14, 2010:  85,553 shares of common stock.

RESOURCE ACQUISITION GROUP, INC.

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1-8
Item 2.	Management’s Discussion and Analysis of Financial Condition	9-10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T.	Control and Procedures	10

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	11
Item 1A	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Reserved	11
Item 5.	Other Information	11
Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURE		12

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE ACQUISITION GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	2

Consolidated Statements of Operations for the Three Months ended March 31, 2010 and 2009	3

Consolidated Statements of Cash Flow for the Three Months ended March 31, 2010 and 2009	5

Notes to Consolidated Financial Statements	6-8

RESOURCE ACQUISITION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$7,900	$4,051

TOTAL ASSETS	$7,900	$4,051

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$129,281	$121,587
Notes Payable - officer	70,500	55,500

Total current liabilities	199,781	177,087

Total liabilities	199,781	177,087

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
83,559 shares issued and outstanding at March 31, 2010
and December 31, 2009 respectively	84	84
Additional paid-in capital	151,871	151,871
Accumulated deficit	(343,836)	(324,992)

Total stockholders' (deficit)	(191,881)	(173,037)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$7,900	$4,050

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE ACQUISITION GROUP, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2010 and 2009

	Three Month Ended	Three Month Ended
	Mar. 31, 2010	Mar. 31, 2009
OPERATING EXPENSES:
Depreciation expense	-	829
Officer's salaries	5,000	5,000
Professional fees	11,542	9,360
Total operating expenses	16,542	15,189

(LOSS) FROM OPERATIONS	(16,542)	(15,189)

OTHER INCOME (EXPENSE)
Interest expense	(2,302)	(4,011)

TOTAL OTHER INCOME (EXPENSE)	(2,302)	(4,011)

NET (LOSS)	(18,844)	(19,200)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(18,844)	$(19,200)

BASIC LOSS PER COMMON SHARE	$(0.27)	$(0.65)

WEIGHTED AVERAGE SHARES OUTSTANDING	68,653	29,629

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE ACQUISITION GROUP, INC.
Consolidated Statements of Cash Flow for the Three Months ended
March 31, 2010 and 2009

	Three Month End	Three Month End
	March 31, 2010	March 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(18,844)	$(15,828)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	7,693	4,886
Net cash used in operating activities	(11,151)	(10,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	15,000	15,000
Net cash provided by financing activities	15,000	15,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,849	4,058

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR / PERIOD	4,051	5,560

CASH AND CASH EQUIVALENTS - END OF YEAR / PERIOD	$7,900	$9,618

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
None	-	-

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE ACQUISITION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The Company incurred substantial net losses for the years ended December 31, 2009 and 2008, and has no revenue stream to support itself. In addition, at March 31, 2010, the Company had a stockholders’ deficit and negative working capital of $191,881.These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Spin-Off of SGK Nanostructures, Inc.

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

RESOURCE ACQUISITION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America.

Condensed Financial Statements.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At March 31, 2010 and December 31, 2009, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000, respectively.

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

RESOURCE ACQUISITION GROUP, INC.
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

The Company has incurred net operating losses for U.S. income tax purposes for through March 31, 2010. The net operating loss carry forwards may be available to reduce future periods' taxable income. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

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

The Company has two employees, both of whom are executive officers. The Company compensates these officers  under employment agreements with an initial five year term ending October 14, 2010.  Base salaries under the agreements are $10,000 each per year.

NOTE 4-        Notes Payable

Notes payable consisted of the following:

	Mar. 31, 2010	Dec. 31, 2009
Unsecured notes payable to an officer / shareholder at
at 15%. Proceeds of the notes were used for general
working capital and to provide the Company with
short term liquidity and to pay overdue bills. The
notes originally became due on January 2, 2008.
The due date for the notes have been extended by the
officer to September 30, 2010.	70,500	55,500

	$70,500	$55,500

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business and Plan of Operations Overview

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

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries

Financial Operations Overview

We intend to raise additional debt and/or equity financing to sustain our operations. The Company's future cash requirements will depend on many factors, including the time and costs involved in obtaining regulatory approvals, the costs involved in filing. We do not expect to generate a positive cash flow from operations. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. We intend to seek additional funding private financing transactions.

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

Results of operations

For the three months ended March 31, 2010 and 2009 we had no revenue. We incurred operating expenses (Income), excluding interest expense, of 16,542 and $9,942 for the three months March 31, 2010 and 2009, respectively.  Interest expense for the three months ending March 31, 2010 and 2009 was $2,302 and $5,886 respectively. We incurred net losses of $18,844 and $15,828 for and the three months ended March 31, 2010 and 2009 respectively.

Liquidity and Capital Resources

At March 31, 2010 we had a working capital deficit of $191,881, as we had only $7900 in assets and $199,781 in liabilities.  The greater portion of our liabilities consists of loans payable to John Leo, our majority shareholder, who is funding our operations.  The loans are payable on demand and bear interest at 15% per annum.  We expect our working capital deficit to continue indefinitely, as long as John Leo continues to lend us the sums necessary to pay our expenses.

Our operations consumed $11,151 in cash during the three months ended March 31, 2010, but our management loaned us that amount and more, resulting in a modest increase in our cash balance.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Item 1A. Risk Factors.

There has been no material change to the risk factors set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved

None.

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

           Dated: May 17, 2010

Resource Acquisition Group, Inc.

By:	/s/ John C. Leo
John C. Leo
Chief Executive Officer

By:	//s/ Brian Zucker
Brian Zucker
Chief Financial and Accounting Officer