Form 10-Q
period 2010-06-30
RESOURCE ACQUISITION GROUP, INC.
filed 2010-08-13
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of  August 13, 2010:  83,880 shares of common stock.

RESOURCE ACQUISITION GROUP, INC.

FORM 10-Q
June 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

		Page #

Item 1.	Financial Statements	1-8
Item 2.	Management’s Discussion and Analysis of Financial Condition	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T.	Control and Procedures	10

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	11
Item 1A	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	11

SIGNATURE		12

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE ACQUISITION GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	2

Consolidated Statements of Operations for the Three and Six Month Periods ended June 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flow for the Six Months ended June 30, 2010 and 2009 (Unaudited)	4

Notes to Consolidated Financial Statements	5-8

RESOURCE ACQUISITION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Cash and cash equivalents	$657	$4,051

TOTAL ASSETS	$657	$4,051

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$146,504	$121,587
Notes Payable - officer	70,500	55,500

Total current liabilities	217,004	177,087

Total liabilities	217,004	177,087

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
83,880 and 83,559 shares issued and outstanding at June 30, 2010
and December 31, 2009 respectively	84	84
Additional paid-in capital	151,871	151,871
Accumulated deficit	(368,302)	(324,992)

Total stockholders' (deficit)	(216,347)	(173,037)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$657	$4,051

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE ACQUISITION GROUP, INC.
Consolidated Statements of Operations
Six Months and Three Months Ended June 30, 2010 and 2009

	Six Months	Six Months	Three Months	Three Month
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUE:	-	-	-	-

OPERATING EXPENSES:
General and administrative expenses	-	435	-	213
Officer's salaries	10,000	5,000	5,000	2,500
Professional fees	28,394	4,593	16,852	2,343

Total operating expenses	38,394	10,028	21,852	5,056

(LOSS) FROM OPERATIONS	(38,394)	(10,028)	(21,852)	(5,056)

OTHER INCOME (EXPENSE)
Interest expense	(4,917)	(4,666)	(2,614)	(1,723)
Note default fee - related party	-	(5,000)	-	(5,000)

TOTAL OTHER INCOME (EXPENSE)	(4,917)	(9,666)	(2,614)	(6,723)

LOSS FROM CONTINUING OPERATIONS	(43,311)	(19,694)	(24,466)	(11,779)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	-	(19,694)	-	(11,779)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(43,311)	(39,387)	(24,466)	(11,779)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(43,311)	$(39,387)	$(24,466)	$(11,779)

BASIC LOSS PER COMMON SHARE	$(0.63)	$(1.03)	$(0.36)	$(0.25)

WEIGHTED AVERAGE SHARES OUTSTANDING	68,653	38,100	68,653	46,480

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE ACQUISITION GROUP, INC.
Consolidated Statements of Cash Flow for the Six Months ended
June 30, 2010 and 2009

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(43,311)	$(39,387)

Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	20,000	13,750
Increase (Decrease) in accrued interest	4,917	8,497

Total adjustments	24,917	22,247

Net cash used in operating activities	(18,394)	(17,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	15,000	15,000

Net cash provided by financing activities	15,000	15,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(3,394)	(2,140)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	4,051	5,560

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$657	$3,420

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Stock issued for redemption of notes, accrued interest and fees	$-	$78,655

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

Going Concern

The Company has incurred substantial losses through June 30, 2010 and has no revenue stream to support itself. In addition, at June 30, 2010, the Company had a stockholders’ deficit and negative working capital of $216,347. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.
The Company’s future success is dependent upon, among other things, its ability to raise additional capital or to secure a future business combination.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Through a series of agreements entered into in September 2009 which were authorized by written consent of the shareholders, the Company:

1.  Changed its name from DK Investors, Inc. to Resource Acquisition Group, Inc.
2.  Authorized a reverse stock split of 200 to 1 on its outstanding common stock.
3.  Amended its Articles of Incorporation to increase its authorized common stock from 40,000,000 to 200,000,000 shares.
4.  Sold its operating subsidiary (SGK Nanostructures, Inc.) to its majority shareholder.
5.  Changed its state of incorporation from New York to Nevada.

The sale of its operating subsidiary, referred to above, conveyed the Company’s business activities and technology in nanotechnology and certain liabilities. The net effect was the transfer of liabilities in excess of assets of $192,788. The results of operations of the nanotechnology business are classified as discontinued operations on the accompanying statement of operations.

RESOURCE ACQUISITION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-                Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America.

Condensed Financial Statements.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.

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

The results of operations for the periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At June 30, 2010 and December 31, 2009, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000, respectively.

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

The Company has incurred net operating losses for U.S. income tax purposes for the six months ended June 30, 2010 and the year ended December 31, 2009. The net operating loss carry forwards may be available to reduce future periods' taxable income. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010 and December 31, 2009 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

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

NOTE 4-                Notes Payable

Notes payable consisted of the following:
	June 30, 2010	Dec. 31, 2009
Unsecured notes payable to an officer / shareholder at
at 15%. Proceeds of the notes were used for general
working capital and to provide the Company with
short term liquidity and to pay overdue bills. The
notes originally became due on January 2, 2008.
The due date for the notes have been extended by the
officer to September 30, 2010.	70,500	55,500

	$70,500	$55,500

RESOURCE ACQUISITION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-                Legal Proceedings

The Company was named as a defendant in an adversary proceeding in a bankruptcy proceeding (In Re Nanodynamics, Inc., BK NO. 09-13438-MJK) entitled, Wallach, as Trustee v. SGK Nanostructures Inc., Adv.   No. 10-01007-MJK, in the United States Bankruptcy Court for the Western District of New York.  The plaintiff trustee sought to hold the Company liable under a promissory note in the amount of $110,000 executed by the Company’s formerly wholly-owned subsidiary, SGK.  On August 5, 2010, the complaint against the Company was dismissed with prejudice.

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

We intend to raise additional debt and/or equity financing to sustain our operations. The Company's future cash requirements will depend on many factors, including the time and costs involved in obtaining regulatory approvals and the costs involved in complying with the filing requirements of the Securities and Exchange Commission. We do not expect to generate a positive cash flow from operations. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. We intend to seek additional funding through private financing transactions.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses include costs associated with salaries and other expenses related to  administrative costs. In addition, we have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we required for short durations of time to avoid unnecessary hiring of full-time staff.

Results of operations

For the three and six months ended June 30, 2010 and 2009 we had no revenue. We incurred operating expenses of $21,852 and $5,056 for the three months June 30, 2010 and 2009, respectively, and $38,394 and $10,028 for the six months ended June 30, 2010 and 2009, respectively.  Interest expense for the three and six months ending June 30, 2010 was $2,614 and $4,917 respectively. In the comparable periods of 2009, interest expense was $1,723 and $4,666 respectively.  We incurred net losses of $24,466 and $11,779 for the three months ended June 30, 2010 and 2009 and net losses of $43,311 and $39,387 for the six months ended June 30, 2010 and 2009.

Liquidity and Capital Resources

At June 30, 2010 we had a working capital deficit of $216,347, as we had only $657 in assets and $217,004 in liabilities.  The greater portion of our liabilities consists of loans payable to John Leo, our majority shareholder, who is funding our operations.  The loans are payable on demand and bear interest at 15% per annum.  We expect our working capital deficit to continue indefinitely, as long as John Leo continues to lend us the sums necessary to pay our expenses.

Our operations consumed $18,394 in cash during the six months ended June 30, 2010, but our management loaned us that amount and more, resulting in a modest increase in our cash balance.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Item 4.Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named as a defendant in an adversary proceeding in a bankruptcy proceeding (In Re Nanodynamics, Inc., BK NO. 09-13438-MJK) entitled, Wallach, as Trustee v. SGK Nanostructures Inc., Adv. No. 10-01007-MJK, in the United States Bankruptcy Court for the Western District of New York.  The plaintifftrustee sought to hold the Company liable under a promissory note in the amount of $110,000 executed by the Company’s formerly wholly-owned subsidiary, SGK.   On August 5, 2010, the complaint against the Company was dismissed with prejudice.

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

           Dated: August 13, 2010

Resource Acquisition Group, Inc.

By:	/s/ John C. Leo
John C. Leo
Chief Executive Officer

By:	//s/ Brian Zucker
Brian Zucker
Chief Financial and Accounting Officer