Form 10-K/A
period 2009-12-31
RESOURCE ACQUISITION GROUP, INC.
filed 2010-09-03
CIK 277905

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

AMENDMENT NO. 1

This amendment is being filed in order to modify the audit opinion of Bagell, Josephs, Levine & Company, LLC contained herein.  No other change has been made, and the information contained in this Report has not been updated.  For more current information regarding the Company, readers should refer to the more recent reports filed by the Company with the Securities and Exchange Commission.

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

Hackensack, New Jersey

April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DK Investors, Inc.

New York, NY 10005

We have audited the accompanying consolidated balance sheets of DK Investors, Inc. (the "Company") as of December 31, 2008 and the related consolidated statements of operations, stockholder's deficit, and cash flows for the year  ended December 31, 2008, and the cumulative totals since the Company's inception, September 18, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the  financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DK Investors, Inc., a development stage company, as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, and the cumulative totals since the inception, September 18, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of December 31, 2008 have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company will deplete its working capital during 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bagell, Josephs, Levine & Company, LLC

Marlton, New Jersey

March 29, 2009

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