Form 10-Q
period 2010-09-30
RESOURCE ACQUISITION GROUP, INC.
filed 2010-11-12
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(212) 300-0070
(Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of  November 12, 2010:  83,880 shares of common stock.

RESOURCE ACQUISITION GROUP, INC.

FORM 10-Q
September 30, 2010
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

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE ACQUISITION GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	2

Consolidated Statements of Operations for the Three and Nine Month Periods ended September 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flow for the Nine Months ended September 30, 2010 and 2009 (Unaudited)	4

Notes to Consolidated Financial Statements	5-8

RESOURCE ACQUISITION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,824	$4,051

TOTAL ASSETS	$1,824	$4,051

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$148,760	$121,587
Notes Payable - officer	85,500	55,500

Total current liabilities	234,260	177,087

Total liabilities	234,260	177,087

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
83,880 and 83,559 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively
	84	84
Additional paid-in capital	151,871	151,871
Accumulated deficit	(384,391)	(324,992)

Total stockholders' (deficit)	(232,436)	(173,037)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,824	$4,051

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE ACQUISITION GROUP, INC.
Consolidated Statements of Operations

	Nine Months	Nine Months	Three Months	Three Month
	Ended	Ended	Ended	Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009

OPERATING EXPENSES:
General and administrative expenses	980	449	980	15
Officer's salaries	15,000	7,500	5,000	2,500
Professional fees	35,496	9,656	7,103	5,063

Total operating expenses	51,476	17,605	13,083	7,578

(LOSS) FROM OPERATIONS	(51,476)	(17,605)	(13,083)	(7,578)

OTHER INCOME (EXPENSE)
Interest expense	(7,923)	(7,131)	(3,006)	(2,465)
Note default fee - related party	-	(5,000)	-	-

TOTAL OTHER INCOME (EXPENSE)	(7,923)	(12,131)	(3,006)	(2,465)

LOSS FROM CONTINUING OPERATIONS	(59,400)	(29,737)	(16,089)	(10,043)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	-	(29,736)	-	(10,044)

Gain on disposition of subsidiary, net of taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(59,400)	$(59,473)	$(16,089)	$(20,087)

BASIC LOSS PER COMMON SHARE	$(0.71)	$(1.23)	$(0.19)	$(0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING	83,880	48,497	83,880	68,653

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE ACQUISITION GROUP, INC.
Consolidated Statements of Cash Flow

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(59,400)	$(59,473)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	-	-

Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	19,250	17,846
Increase (Decrease) in accrued interest	7,923	13,428

Total adjustments	27,173	31,274

Net cash used in operating activities	(32,226)	(28,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	30,000	30,500

Net cash provided by financing activities	30,000	30,500

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,226)	2,301

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	4,051	5,560

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$1,824	$7,861

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Stock issued for redemption of notes, accrued interest and fees	$-	$78,655

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

Going Concern

The Company has incurred substantial losses through September 30, 2010 and has no revenue stream to support itself. In addition, at September 30, 2010, the Company had a stockholders’ deficit and negative working capital of $232,436. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Condensed Financial Statements.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September  30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At September 30, 2010 and December 31, 2009, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000, respectively.

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

The Company has incurred net operating losses for U.S. income tax purposes for the nine months ended September 30, 2010 and the year ended December 31, 2009. The net operating loss carry forwards may be available to reduce future periods' taxable income. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010 and December 31, 2009 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

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

NOTE 4-	Notes Payable

Notes payable consisted of the following:
	Sept. 30, 2010	Dec. 31, 2009
Unsecured notes payable to an officer / shareholder at
at 15%. Proceeds of the notes were used for general
working capital and to provide the Company with
short term liquidity and to pay overdue bills. The
notes originally became due on January 2, 2008.
The due date for the notes have been extended by the
officer to December 31, 2010.	85,500	55,500

	$85,500	$55,500

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Regarding Forward-Looking Statements

You should read the following discussion in conjunction with the consolidated financial statements and the corresponding notes.  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties, including risks itemized in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Operating Expenses

Our operating expenses include costs associated with salaries and other expenses related to  administrative costs, including fees paid to attorneys and accountants in order to fulfill the Company’s SEC reporting obligations.

Results of operations

For the three and nine months ended September 30, 2010 and 2009 we had no revenue. We incurred operating expenses of $13,083 and $15,156 for the three months September 30, 2010 and 2009, respectively, and $51,476 and $17,605 for the nine months ended September 30, 2010 and 2009, respectively.  Interest expense for the three and nine months ending September 30, 2010 was $3,006 and $7,923 respectively. In the comparable periods of 2009, interest expense was $4,931 and $7,131 respectively.  We incurred net losses of $16,089 and $30,130 for the three months ended September 30, 2010 and 2009 and net losses of $59,400 and $59,458 for the nine months ended September 30, 2010 and 2009.

Liquidity and Capital Resources

At September 30, 2010 we had a working capital deficit of $232,436, as we had only $1,824 in assets and $234,260 in liabilities.  The greater portion of our liabilities consists of loans payable to John Leo, our majority shareholder, who is funding our operations.  The loans are payable on demand and bear interest at 15% per annum.  We expect our working capital deficit to continue indefinitely, as long as John Leo continues to lend us the sums necessary to pay our expenses.

Our operations consumed $32,226 in cash during the nine months ended September 30, 2010, but our management loaned us nearly all of that amount, resulting in a modest decrease in our cash balance.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

           Dated: November12, 2010

Resource Acquisition Group, Inc.

By:	/s/ John C. Leo
John C. Leo
Chief Executive Officer

By:	//s/ Brian Zucker
Brian Zucker
Chief Financial and Accounting Officer