Form 10-K
period 2010-12-31
RESOURCE ACQUISITION GROUP, INC.
filed 2011-02-09
CIK 277905

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last day of the registrant’s second fiscal quarter, was $5,745.

The number of shares of Common Stock, $0.001 par value, outstanding on February 9, 2011, was 801,603 shares.

i

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

At a Board meeting held on December 30, 2010, Mr. Leo agreed to lend to the Corporation seven thousand ($7,000.00) U.S. dollars (the “Principal”), which shall bear interest at a rate of four (4%) percent per annum with the Principal and interest payable on demand, Further Mr. Leo has agreed to retroactively reduce the interest rate of all promissory notes due him to 4% and to extend the due dates of all notes to March 31, 2011. Also, Brian Zucker agreed to forgive the Corporation the accrued salaries due to him in the amount of $31,459.50.  In connection with the concessions by Mr. Leo, the Corporation agreed to issue him 699,679 shares of common stock.

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

EMPLOYEES

At December 31, 2010, we had two part-time employees.  Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations. At December 31, 2010, the Company utilized 1 outside contractor in the accounting area.

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

Resource Acquisition Group, Inc. has received a report from its independent auditors for the fiscal years ended December 31, 2010 and December 31, 2009, containing an explanatory paragraph describing the issues leading to substantial doubt about the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors’ opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

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

ITEM 3. LEGAL PROCEEDINGS .

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4 . (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock, $.001 par value, is quoted on the OTC Bulletin Board under the symbol “DKII.” The following table shows the high and low closing prices for the periods indicated.

Year	High	Low

2010
First Quarter	0.10	0.10
Second Quarter	0.10	0.10
Third Quarter	1.85	1.45
Fourth Quarter	0.30	0.30

2009
First Quarter	0.10	0.10
Second Quarter	0.10	0.10
Third Quarter	0.10	0.10
Fourth Quarter	0.05	0.05

HOLDERS OF COMMON EQUITY

As of February 7, 2011, the number of record holders of our common shares was approximately 165.

DIVIDEND INFORMATION

To date, the Company has never paid a dividend. We have no plans to pay any dividends on common stock in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

DESCRIPTION OF SECURITIES

The Company originally was authorized by the Certificate of Incorporation to issue 40,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. Pursuant to the Amendment, the number of common shares authorized to issue to be issued is increased to 200,000,000 shares of common stock, $0.001 par value per share. As of the date the Amendment was approved by the Board and the majority stockholders, there were 801,603 shares of our common stock issued and outstanding.

The Board approved a resolution to effect a 200-for-1 reverse stock split.  Under this reverse stock split each 200 shares of our Common Stock was converted automatically into 1 share of Common Stock.  To avoid the issuance of fractional shares of Common Stock, the Company issued an additional share to all holders of fractional shares.  At the completion  of the reverse stock split, there were 101,924 shares of common stock issued and outstanding.  There are now 801,603 shares issued and outstanding.

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

As of December 31, 2010, 0 shares of Preferred Stock are issued and outstanding.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Some of the factors that could cause a difference are set forth in Item 1A “Risk Factors” in this Report.  This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements and Risk Factors included in this filing.

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

Results of Operations 2010 Compared to 2009

For the years ended December 31, 2010 and 2009 we had no revenue.

We incurred operating expenses of $32,342 and $42,771 for the years ended December 31, 2010 and 2009, respectively. Our operating expenses primarily consisted of fees paid to attorneys and accountants in order to fulfill the Company’s SEC reporting obligations.  Interest expense from continuing operations for the years ended December 31, 2010 and 2009 was $11,412 and $8,641 respectively.

At the end of 2010 Brian Zucker, our Chief Financial Officer, forgave accrued salary due to him in the amount of $31,460, which is presented under other income in the statement of operations.  Mr. Leo also agreed to a retroactive reduction in the interest accrued on the Company’s debt due to him.    In contrast, during 2009 we reported $5,000 in note default fees.

The Company realized a net loss from continuing operations of $12,294 for the year ended December 31, 2010.  During 2009 our continuing operating produced a net loss of $56,412.  During 2009, we recognized a loss of $18.205 from the operations that we discontinued during that year, and a gain on disposition of subsidiary in the amount of $192,788.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. As of December 31, 2010, the Company had $10,919 of cash and current liabilities owing of $116,691. We plan on raising additional funds from institutional investors to implement our business model.  In the event we are unsuccessful this will have a negative impact on our operations.  Our President, John Leo, has previously provided funding for working capital needs and our expectation is that he will continue to do so.

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

Our operations used $37,632 in cash during 2010.  However, Mr. Leo loaned us $44,500 during 2010, with the result that our cash reserves increased by $6,868.  In 2009 that relative balance was mirrored, as we used 41,509 from the cash provided by our discontinuance of SGK Nanostructures, Inc. to satisfy outstanding loans, resulting in a net reduction of $1,509 in our cash reserves.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2010.

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

Impact of Recent Accounting Pronouncements

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2010, we did not engage in any off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2010.   In the course of that evaluation, they determined that that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  Based on their evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15,  the Company’s Chief Executive Officer and Chief Financial Officer found the Company’s disclosure controls and procedures  to be ineffective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROLS

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K. There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Resource Acquisition Group, Inc. board of directors consists of three directors.  Listed below is certain information concerning individuals who currently serve as directors and executive officers of Resource Acquisition Group, Inc.

Name	Age	Position with Resource Acquisition Group, Inc.	Since

John Leo	46	President, Chief Executive Officer,
		Secretary, Treasurer and Director	2005

Brian F. Zucker	49	Chief Financial Officer, Director	2005

Jimmy Sung	39	Director	2010

John Leo, 46, is our Chief Executive Officer, President, Secretary, Treasurer and a member of our Board of Directors.  Mr. Leo is the founder, president, and general securities principal of Primary Capital LLC (PC), a full service investment banking firm registered with the Securities and Exchange Commission  (SEC), Financial Industry Regulatory Authority (FINRA), and the Securities Investor Protection Corporation (SIPC).  PC’s core focus and expertise is in reverse merger transactions and private placement financings.  PC works with both domestic and foreign issuers, with a specific expertise in identifying profitable private companies in China as well as other emerging markets such as Eastern Europe that have the potential to be successful public companies in the United States.   Mr. Leo graduated from Rollins College with a degree in psychology. Mr. Leo maintains the following FINRA registrations: Series 7, 63, 55, 24 and 79.

Brian Zucker, 49, is our Chief Financial Officer as well as Financial Operations Principal for numerous broker dealers and hedge funds. He is a member of the American Institute of Certified Public Accountants, as well as a member of the New York and New Jersey State Society of CPA’s. He has over twenty years of experience as a CPA specializing in the securities industry.  He started his career as a Senior Consultant at both Price Waterhouse and Deloitte Haskins and Sells. Mr. Zucker currently manages a firm which provides a broad range of services to hedge funds, broker dealers and high net worth individuals. Mr. Zucker holds a Bachelor’s degree in accounting from Pace University in New York, and has the following FINRA licenses: series 7, 63, 24 and 27.

Jimmy Sung, 39, is the Financial Operations Principal of Primary Capital, LLC, a registered broker-dealer.  From 2002 to 2007 Mr. Sung was employed at various registered broker-dealer, in operational and managerial capacities.  From 1998, Mr. Sung was employed as a consultant by Anderson Consulting.  Mr. Sung earned a B.A. degree with a major in economics from New York University in 1993.  He was awarded an M.B.A. degree by St. John’s University in 1998.  Mr. Sung maintains the following FINRA registrations: Series 7, 63, 55, 27 and 79.

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Leo and Zucker, with Mr. Leo serving as the Chairman of the Committee. Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes. None of the members of the Audit Committee is independent as defined by the rules of the Nasdaq Stock Market.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that we have an Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K, serving on our Audit Committee. John C. Leo is our Audit Committee financial expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten percent shareholders are required by the rules and regulations of the SEC to furnish the Company with copies of all forms they file pursuant to Section 16(a).  Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a):

Name	Date of Reporting Event	Required Filing Date	Date of Filing
John C. Leo	5/31/2009(1)	6/2/2009	Form 5 filed on 02/03/2011
John C. Leo	12/31/2010(2)	1/4/2011	Form 5 filed on 02/03/2011
Jimmy Sung	November 5, 2010(3)	November 15, 2010	Not Filed

(1)	Date of issuance of shares of the Company’s Common Stock.
(2)	Date of issuance of shares of the Company’s Common Stock.
(3)	Date of appointment as a Director of the Company.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation	Total Compensation

John Leo(1)
President, Chief Executive	2010	$10,000	(2)	$0	$0	$10,000
Officer and Director	2009	$10,000	(2)	$0	$0	$10,000
	2008	$10,000	(2)	$0	$0	$10,000

Brian Zucker(3)
Chief Financial Officer	2010	$10,000	(4)	$0	$0	$10,000
	2009	$10,000	(4)	$0	$0	$10,000
	2008	$10,000	(2)	$0	$0	$10,000

(1)
Mr. Leo is currently serving as our Chief Executive Officer, President, Secretary and Director. Prior to that time, Mr. Leo served as our President, Secretary and Director since October 14, 2005. Mr. Leo’s employment contract is for a term of five-years at a base salary of $10,000.

(2)
$10,000 was accrued and unpaid for each of the years ended December 31, 2010, 2009 and 2008.  On December 31, 2010 the Company issued 699,679 shares issued in exchange for $31,460 of accrued salary, 30,000 of accrued default fees, and a retroactive reduction in interest rate on outstanding loans to the company.

(3)	Mr. Zucker has been serving as our Chief Financial Officer and Director since October 14, 2005. Mr. Zucker’s employment contract is for a term of five-years at a base salary of $10,000.
(4)	$10,000 was accrued and unpaid for the each of the years ended December 31, 2010, 2009 and 2008. On December 31, 2010 Mr. Zucker permanently waived payment of the accrued salary.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FYE (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2010 and 2009.

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

Director Compensation

For the year ended December 31, 2010, none of the members of our Board of Directors received compensation for his service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMEN AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of February 8, 2011 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. As of February 8, 2011 a total of 801,603, shares of common stock were outstanding. Each share of common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

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

Ownership of Common Stock
Name and Position(s)	Title of Class	Common Stock Beneficially Owned	Percentage Ownership (2)

John C. Leo, CEO, Director (1),	Common Stock	744,153	92.8%
Brian Zucker, Director	Common Stock	0	--
Jimmy Sung, Director	Common Stock	0	--

(1)	The address for each beneficial owner is c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, New York 10005

(2)	Percentage ownership for Resource Acquisition Group, Inc. Common Stock is based on 801,603 shares of common stock outstanding as of February 8, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the past several years, John C. Leo, our Chief Executive Officer, has loaned the Company the funds needed for its working capital.  At December 31, 2009, Mr. Leo held  notes payable issued by the Company  with an outstanding balance of $55,500.  The notes carry a fixed rate of 15%. Principal and interest are to be paid at the occurrence of the following events: a) Any financing in excess of $25,000, b) A change of control of the board, c) The issuance of shares equal to or greater than 10% of the outstanding in any 12 month period or other securities in which upon conversion would equate to an issuance in excess of 10% of the outstanding, d) The occurrence of any business combination transaction.

During 2010 Mr. Leo loaned additional funds to the Company, such that at December 31, 2010 the balance of the notes payable to Mr. Leo by the Company was $100,000.  Further Mr. Leo has agreed to retroactively reduce the interest rate of all promissory notes due him to 4% and to extend the due dates of all notes to March 31, 2011. Also, Brian Zucker agreed to forgo the accrued salaries due to him by the Company in the amount of $31,459.50.  In connection with the concessions by Mr. Leo, the Corporation agreed to issue him 699,679 shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2010 and December 31, 2009 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009

Audit Fees	$5,500	$5,000

Audit - Related Fees	1,500	-0-

Tax fees	-0-	-0-

All Other Fees	1,000	-0-

Total	$8,000	$5,000

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

           Dated: February 9, 2011

Resource Acquisition Group, Inc.

By:	/s/ John C. Leo
John C. Leo
Chief Executive Officer, President, CEO Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Leo	Chief Executive Officer, Director	February 9, 2011
John C. Leo

/s/ Brian F. Zucker	Chief Financial Officer, Chief	February 9, 2011
Brian F. Zucker	Accounting Officer, Director

RESOURCE ACQUISITION GROUP, INC.
Formerly known as DK Investors, Inc.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

RESOURCE ACQUISITION GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

PAGE(S)
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009	F-4

Consolidated Statements of Changes in Stockholders’ (Deficit) for the
Years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flow for the years ended December 31,
2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7-F-10

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Acquisition Group, Inc.

We have audited the accompanying consolidated balance sheets of Resource Acquisition Group, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Acquisition Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

.As discussed in Note 1, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  The Company did not generate any revenue during the years ended December 31, 2010 and 2009.  In addition, as of December 31, 2010 the Company has a stockholders’ deficit and negative working capital of $105,772.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, New Jersey
February 8, 2011

RESOURCE ACQUISITION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS
	December 31,	December 31,
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$10,919	$4,051

TOTAL CURRENT ASSETS AND TOTAL ASSETS:	$10,919	$4,051

LIABILITIES AND STOCKHOLDERS (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,691	$121,588
Notes Payable - officer	100,000	55,500

Total current liabilities	116,691	177,088

Total liabilities	116,691	177,088

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
801,603 and 101,924 shares issued and outstanding at December 31, 2010 and December 31, 2009 respectively
	802	102
Additional paid-in capital	230,712	151,853
Accumulated deficit	(337,286)	(324,992)

Total stockholders' (deficit)	(105,772)	(173,037)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,919	$4,051

The accompanying notes are an integral part of these consolidated financial statements

RESOURCE ACQUISITION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2010	Dec. 31, 2009

OPERATING EXPENSES:
General and administrative expenses	1,278	898
Officer's salaries	20,000	15,000
Professional fees	11,064	26,873

Total operating expenses	32,342	42,771

(LOSS) FROM OPERATIONS	(32,342)	(42,771)

OTHER INCOME (EXPENSE)
Forgiveness of accrued salary - officer	31,460	-
Interest expense	(11,412)	(8,641)
Note default fee - related party	-	(5,000)

TOTAL OTHER INCOME (EXPENSE)	20,048	(13,641)

LOSS FROM CONTINUING OPERATIONS	(12,294)	(56,412)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(18,205)

NET GAIN ON DISPOSITION OF SUBSIDIARY, NET OF TAX	-	192,788

NET INCOME(LOSS)	(12,294)	118,171

Basic and Diluted income (loss) per common share
From continuing operations	(0.12)	(1.05)
Discontinued operations	-	(0.34)
Gain on disposition of subsidiary	-	3.59

TOTAL BASIC INCOME (LOSS) PER COMMON SHARE	$(0.12)	$2.20

WEIGHTED AVERAGE SHARES OUTSTANDING	103,841	53,653

The accompanying notes are an integral part of these consolidated financial statements

RESOURCE ACQUISITION GROUP, INC.
(CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Preferred Stock		Additional	Liability for	Accumulated
	Shares	Amount	Shares	Amount	Paid - In Capital	stock to be issued	Deficit	Total

Balance, December 31, 2008	62,596	63	-	$-	$73,237	$-	$(443,163)	$(369,863)

Common stock issued for redemption of notes payable	39,328	39			78,616			78,655

Net loss for the Year ended December 31, 2009			-	-	-		118,171	118,171

Balance, December 31, 2009	101,924	102	-	$-	151,853	$-	$(324,992)	$(173,037)

Common stock issued in exchange of accrued salary, interest and fees	699,679	700			78,859			79,559

Net loss for the Year ended December 31, 2009			-	-	-		(12,294)	(12,294)

Balance, December 31, 2010	801,603	802	-	$-	230,712	$-	$(337,286)	$(105,772)

The accompanying notes are an integral part of these consolidated financial statements

RESOURCE ACQUISITION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(12,294)	$118,171

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Gain on disposition of subsidiary	-	(192,788)
Forgiveness of accrued salary	(31,460)	-

Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(5,290)	16,262
Increase in accrued interest	11,412	16,846

Net cash used in operating activities	(37,632)	(41,509)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	44,500	40,000
Net cash provided by financing activities	44,500	40,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	6,868	(1,509)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	4,051	5,560

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$10,919	$4,051

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Stock issued for redemption of notes, accrued interest and fees	-	78,655
Stock issued for redemption of accrued salary, accrued interest and fees	78,559	-

The accompanying notes are an integral part of these consolidated financial statements

RESOURCE ACQUISITION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-	Provision For Income Taxes

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2010 and 2009, and has no revenue stream to support itself. In addition, at December 31, 2010, the Company had a stockholders’ deficit and negative working capital of $105,772.These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recapitalization

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

RESOURCE ACQUISITION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009

NOTE 2-	Provision For Income Taxes

Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America.

Subsequent events have been evaluated through the issuance date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At December 31, 2010 and 2009, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, which range from three to five years. Repairs and maintenance are charged to expense as incurred.

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, and Notes payable to our officer, the carrying amounts approximate fair value due to their short maturities.

Effective January 1, 2008, we adopted accounting guidance for financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:
Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

RESOURCE ACQUISITION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009

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

NOTE 4-	Notes Payable

As of December 31, notes payable consisted of the following:

	2010	2009
Unsecured notes payable to an officer / shareholder at
at 4%. Proceeds of the notes were used for general
working capital and to provide the Company with
short term liquidity and to pay overdue bills.

The due date for the notes have been extended by the
officer to March 31, 2011.	100,000	55,000

NOTE 5-	Stockholders Equity

On December 31, 2010 the Company issued 699,679 shares of common stock in exchange for $31,460 of accrued salary, $30,000 of accrued default fees, and a retroactively reduction in the interest rate on the notes payable referred to in note 4  from 15% to 4% (which amounted to $18,099) to an officer and majority shareholder of the Company.

RESOURCE ACQUISITION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009

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

At December 31, 2010 and 2009, deferred tax assets consist of the following:

	2010	2009
Deferred taxes due to net operating loss carryforwards	166,880	162,577

Less: Valuation allowance	(166,880)	(162,577)
Net deferred tax assets	-	-

At December 31, 2010 and 2009, the Company had deficits accumulated in the approximate amounts of $327,286 and $324,992 available to offset future taxable income, if any  through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7-	Related Party Transactions

Mr. John Leo, President, Corporate Secretary and a shareholder of the Company, holds our notes payable with a total outstanding balance of $100,000 and $55,500 at December 31, 2010 and 2009, respectively.

NOTE 8-	Legal Proceedings

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