Form 10-K/A
period 2010-12-31
RESOURCE ACQUISITION GROUP, INC.
filed 2011-04-01
CIK 277905

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K/A

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

2770 S. Maryland Pkwy, Ste 314
Las Vegas, Nevada 89109
 (Address of principal executive offices, including zip code)

(702) 731-3535
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last day of the registrant’s second fiscal quarter, was $5,745.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2011, was 20,801,603 shares.

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed to amend our annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 9, 2011, to revise certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 32.1.

PART I

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K/A. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2010.   In the course of that evaluation, they determined that that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  Based on their evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15,  the Company’s Chief Executive Officer and Chief Financial Officer found the Company’s disclosure controls and procedures  to be ineffective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K/A, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Dated: March 31, 2011

Resource Acquisition Group, Inc.

By:	/s/ Soledad Bayazit
Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Soledad Bayazit	March 31, 2011
Soledad Bayazit Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Vassili Oxenuk	March 31, 2011
Vassili Oxenuk Director
/s/ Artur Januszewski	March 31, 2011
Artur Januszewski Director

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