Form 10-Q
period 2011-03-31
American Retail Group, Inc.
filed 2011-05-23
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-146758

AMERICAN RETAIL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Nevada	13-1869744
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2770 S. Maryland Pkwy, Ste 314
Las Vegas, Nevada 89109
(Address of principal executive offices)

(702) 731-3535
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of May 20, 2011, there were outstanding 20,801,603 shares of the registrant’s common stock, par value $.001.

PART I-FINANCIAL INFORMATION

AMERICAN RETAIL GROUP, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
FOR THE PERIODS AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Restated)

CURRENT ASSETS
Cash and cash equivalents	$2,644,788	$5,928,192
Accounts receivable	4,252,246	4,425,586
Advances to suppliers	884,167	148,397
VAT credits	402,535	727,371
Inventory	32,424,708	35,146,413
Other current assets	913,424	1,246,431
Total current assets	$41,521,867	$47,622,390

FIXED ASSETS
Property and equipment, net	64,369,301	66,594,482
Intangible assets, net	2,246,133	2,356,619
Goodwill	43,479,634	43,077,882
Equipment advances	590,661	387,169
Debt issue costs	88,905	88,905
Total fixed assets	$110,774,634	$112,505,058
TOTAL ASSETS	$152,296,502	$160,127,448

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,106,177	$25,039,292
Liability for uncertain tax positions	11,397,739	10,589,546
Line of credit, current	3,948,371	3,911,888
Loan payable, current	7,924,643	10,540,000
Total current liabilities	$37,376,930	$50,080,725

NON-CURRENT LIABILITIES
Line of credit, non-current	-	-
Loan payable, non-current	-	-
Convertible note payable	1,256,378	1,180,543
Total non-current liabilities	$1,256,378	$1,180,543

TOTAL LIABILITIES	$38,633,308	$51,261,268

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock; $0.001 par value; 200,000,000 shares authorized
20,000,000 shares issued and outstanding	20,802	20,000
Additional paid-in capital	70,212,927	70,213,728
Accumulated other comprehensive loss	(13,698,321)	(15,671,728)
Retained earnings	57,127,787	54,304,179
Total stockholders' equity	$113,663,195	$108,866,180
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$152,296,502	$160,127,448

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenue	$46,699,213	$51,289,048
Cost of Revenue	$(34,353,549)	(39,279,026)
Gross profit	$12,345,663	$12,010,022

Operating expenses
Selling expense	(6,867,112)	(6,474,980)
General and adminstrative expense	(1,107,881)	(1,290,168)
Gain (loss) on disposal of assets	(162,544)	-
Total operating expenses:	$(8,137,537)	$(7,765,148)
Income from operations	$4,208,126	$4,244,875

Non-operating income (expense)		`
Other operating income	109,756	100,280
Other operating expenses	(215,348)	(335,737)
Interest expense	-	-
Foreign exchange transaction loss	(393)	(298)
Interest expense	(572,632)	(579,836)
Total non-operating income (expense)	$(678,617)	$(815,591)

Income before income tax	$3,529,509	$3,429,283

Provision for income taxes	$(705,902)	(685,857)

Net income	$2,823,608	$2,743,427

Other comprehensive income (loss)
Foreign currency translation adjustment	1,973,407	2,194,223

Comprehensive income	$4,797,014	$4,937,649

Weighted average shares outstanding
Basic	12,801,603	12,000,000
Diluted	13,045,709	12,000,000

Earnings (loss) per share
Basic	$0.22	$0.23
Diluted	$0.22	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,823,608	$2,743,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,626,575	1,114,409
Non-cash interest expense	572,632	579,836
Proceeds from interest-free loan	(932,928)
Gain (loss) on disposal of property and equipment	162,544	-
Increase / (decrease) in current assets:
Accounts receivable	173,340	(3,226,913)
Advances to suppliers	(735,770)	44,516
VAT credits	324,836	197,464
Inventory	2,721,705	(6,239,951)
Other current assets	333,008	(303,267)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(10,933,115)	10,516,489
Liability for uncertain tax positions	705,902	685,857
Net cash provided by (used in) operating activities	$(2,157,664)	$6,111,867

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment and intangible assets	-	-
Disposals of property and equipment	(290,908)	89,720
Change in equipment advances	(203,492)	(4,107)
Purchase of GROS Chain of Supermarkets, LLP	-	-
Net cash used in investing activities	$(494,400)	$85,613

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans receivable	-	916,547
Repayment of loans payable	(2,108,000)	-
Proceeds from capital contribution	-	-
Net cash provided by (used in) financing activities	$(2,108,000)	$916,547

Effect of exchange rate changes on cash and cash equivalents	1,496,320	(1,239,999)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(3,263,744)	$5,874,028

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	$5,928,192	$1,152,670

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,664,448	$7,026,698

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

American Retail Group, Inc., formerly known as Resource Acquisition Group, Inc. (the “Company”), is a Nevada corporation organized on January 27, 1934.

Effective February 11, 2011 the Company acquired 100% of the stock of  American Retail Group, Inc., a Nevada corporation (“ARG”), which owns 100% of the stock of  TOO SM Market Retail («SM Market »), a limited liability company organized under the laws of Kazakhstan which operates a chain of supermarkets in Kazakhstan (the “Reverse Acquisition”). Pursuant to the share exchange agreement, on February 11, 2011, stockholders of ARG transferred 100% of the outstanding shares of its common stock held by them, in exchange for an aggregate of 20,000,000 newly issued shares of the Company’s common stock. The shares of common stock of the Company acquired by the stockholders of ARG constitute approximately 96.1% of the Company’s issued and outstanding common stock after giving effect to the share exchange.

As a result of the share exchange described above, the Company became the parent company of ARG which owns 100% of SM Market. The acquisition of ARG was accounted for as a reverse acquisition. ARG is considered the acquirer for accounting and financial reporting purposes.

American Retail Group, Inc. was incorporated in Las Vegas, Nevada on February 16, 2010. Effective March 10, 2010, the Company consummated a share exchange with the stockholders of SM Market. As a result of the share exchange, ARG acquired all of the outstanding equity of SM Market in exchange for issuance of 12,000,000 shares of its common stock. The exchange of shares with the SM Market stockholders was accounted for as a reverse acquisition under the acquisition method of accounting, since ARG obtained control over SM Market.

On March 25, 2011, the Company filed Articles of Merger with the Nevada Secretary of State (the “Merger Certificate”) to effectuate a merger of the Company’s wholly owned subsidiary, ARG, with and into the Company pursuant to an Agreement and Plan of Merger dated as of March 9, 2011 by and between the Company and ARG (the “Merger Agreement”). In connection with the merger the name of the Company was changed to American Retail Group, Inc.  The merger became effective on April 1, 2011.

The Company’s revenues are earned and cash is generated as consumer products are sold to customers in its stores. The Company earns income predominantly by selling products at price levels that produce revenues in excess of its costs to make these products available to its customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.

The Company’s fiscal year ends on December 31.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and have been consistently applied. The Company’s subsidiary uses its local currency, the Kazakhstan Tenge; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARG, TOO SM Market Retail, its wholly owned subsidiary and the Company. All inter-company balances and transactions have been eliminated in consolidation.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the determination of depreciation rates for equipment, as well as the carrying value of our inventory. Actual results could differ materially from these estimates upon which the carrying values were based.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenue when it is realized or realizable and earned. Sales are recognized net of value-added tax and discounts when transfer of risks and rewards has been completed. Revenues from the sale of products are recognized at the point of sale. The Company must meet all of the following four criteria under SAB 104 to recognize revenue:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Cost of Goods Sold

Cost of goods sold includes cost of inventory sold during the period, less the below vendor marketing allowances.

Vendor allowances totaled $2,380,220 and $484,691 during the three months ended March 31, 2011 and 2010, respectively. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances made up approximately 96% in the first quarter of 2011 and 74% of all allowances in the first quarter of 2010. With promotional allowances, vendors pay SM Market to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in an SM Market circular or a preferred location in the store. The promotions are typically one to two weeks long.

There were no slotting allowances in the first quarter of 2011 and the first quarter of 2010. With slotting allowances, the vendor reimburses SM Market for the cost of placing new product on the shelf. The Company has no obligation or commitment to keep the product on the shelf for a minimum period.

Contract allowances make up the remainder of all allowances. Under a typical contract allowance, a vendor pays the Company to keep product on the shelf for a minimum period of time or when volume thresholds are achieved.

Promotional and slotting allowances are accounted for as a reduction in the cost of purchased inventory and recognized when the related inventory is sold. Contract allowances are recognized as a reduction in the cost of goods sold as volume thresholds are achieved or through the passage of time.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in time deposits and all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are presented at net realizable value. Accounts receivable primarily arise from the Company’s marketing activities on behalf of its suppliers. The Company annually ascertains the need for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Advances to Suppliers / Equipment Advances

The Company makes advances to certain suppliers for purchases of inventory. These advances are interest free and unsecured. When advances are paid towards purchases of equipment, the Company separately classifies the payment in long-term assets as equipment advances, due to the long-term nature of the assets being purchased.

Inventory

Inventory is stated at the lower of cost or market. Cost has been determined by using the FIFO method. The Company periodically reviews its reserves for lost or spoiled inventories. The Company is permitted to return unsold inventory to its suppliers. The Company writes off 0.03% of its inventory purchased to reflect its estimate of inventory waste and other losses. Approximately 94-98% of the Company’s inventory consists of goods procured for resale, and the remaining 2-6% consists of raw materials and goods produced by the Company for resale.

Property and Equipment

Property and equipment are stated at historical cost and are depreciated using the straight-line method over their estimated useful lives. The useful lives and depreciation methods are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs which do not improve or extend the respective lives of the assets are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. The Company’s property and equipment substantially consists of machinery and equipment used in its stores, with less than 0.5% of its property and equipment consisting of vehicles.

The estimated useful lives were as follows:

Machinery and equipment	30 years
Vehicles	10 years

Long-Lived Assets

The Company applies the provisions of FASB ASC 360-10, “Property, Plant, and Equipment” (“ASC 360-10”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011, December 31, 2010 there were no significant impairments of its long-lived assets.

Intangible Assets and Goodwill

Intangible assets consist of (1) software and (2) below-market leases relating to store leases assumed in connection with the acquisition of Gros Chain of Supermarkets, LLP (see Note 17). Below-market leases were estimated by Alexei Ovsiannikov, an independent appraiser. Under-market leases were estimated at $2,058,311 and $2,166,643 as of March 31, 2011 and December 31, 2010, respectively.

Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Software is amortized over a 5-year useful life. The under-market leases are being amortized over an estimated 7-year life. Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the business to its carrying amount, including goodwill.

If the carrying amount of the intangible assets or goodwill exceeds its calculated fair value, the second step of the impairment test will be performed to measure the amount of the impairment loss, if any. Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2010, there were no impairments of its intangible assets or goodwill.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Fair Value Measurements

For certain financial instruments, including accounts receivable, advances to suppliers, loans receivable, accounts payable, accrued payroll, advances payable and loans payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, the Company adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures (“ASC 820-10”).” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any assets and liabilities that are required to be presented in the balance sheets at fair value.

Leases

The Company enters into long-term operating leases for its stores and its corporate office in Almaty, Kazakhstan. For each lease, the Company applies ASC 840 “Leases” to properly determine if it is an operating lease or a capital lease.

According to long-term leases agreements:

- there is a straight-line basis for lease payments;
- the lease does not pass title to SM Market by the end of the lease term;
- the lease does not contain a bargain purchase option;
- the lease term is less than 75% of the property’s estimated remaining economic life;
- the present value of the minimum lease payments is less than 90% of the fair value of stores and corporate office.

Thus, according to ASC 840 “Leases”, in financial statements these leases are not classified as capital leases but as operating leases. The total amount of the minimum lease payments for each lease is recognized as rent expense over the term of the lease.

Concentrations

Cash includes cash on hand and demand deposits in accounts maintained within Kazakhstan and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Kazakhstan are not covered by insurance. The Company has not experienced any losses in such accounts

Foreign Currency Transactions and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiary uses its local currency, the Kazakhstan Tenge (“KZT”), as its functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Exchange adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

The Company recorded foreign currency translation adjustment of $1,973,407 and $2,194,223 for the three months ended March 31, 2011 and 2010, respectively. Asset and liability amounts at March 31, 2011 were translated at 145.70 KZT to $1.00 for the Company's Kazakh subsidiary. Asset and liability amounts at December 31, 2010 were translated at 147.06 KZT to $1.00 for the Company's Kazakh subsidiary. Equity accounts were stated at their historical rates. The average exchange rates applied to income statement accounts for the three months ended March 31, 2011 were 146.43 KZT to $1.00. The average exchange rates applied to income statement accounts for the three months ended March 31, 2010 were 146.03 KZT to $1.00, respectively. Cash flows are also translated at average exchange rates for the period

Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated statement of financial position.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2011, the Company recorded net transaction losses of $393. For the three months ended March 31, 2010, the Company recorded net transaction losses of $298.

Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations and other comprehensive income.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the FASB ASC 260-10, “Earnings Per Share” (“ASC 260-10”). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive instruments were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Information, concerned with dilutive shares at March 31, 2011 and March 31, 2010, is presented in the table below. The following is a reconciliation of basic and diluted earnings per share for the periods ended March 31, 2011 and March 31, 2010, respectively.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

	Period ended at March 31,
	2011			2010
	Income	Shares	Per share	Income	Shares	Per share
Basic earnings per share
Net income	$2,823,608			2,743,427
Weighted shares outstanding		12,801,603			12,000,000
			$0.22			$0.23
Diluted earnings per share
Net income	$2,823,608			2,743,427
Weighted shares outstanding		12,801,603			12,000,000
Effect of derivative securities
Convertible note payable		244,106
Weighted shares outstanding (diluted)		13,045,709			12,000,000
			$0.22			$0.23

Statement of Cash Flows

In accordance with FASB ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average exchange rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

FASB ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment. Disaggregation of the Company’s operating results is impracticable, because the operating activities and its assets overlap, and management reviews its business as a single operating segment. All of the Company’s operations are located in Kazakhstan.

Recent Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Accounts Receivable

The following is a summary of accounts receivable:

	March. 31, 2011	Dec. 31, 2010
Marketing allowances($)	234,584	244,147
Space sublet ($)	3,482,483	3,624,444
Other trade receivables ($)	535,179	556,995
	4,252,246	4,425,586

None of our accounts receivable have aging of more than 30 days.

Note 4 — Advances to Suppliers

Generally we receive products on credit and pay for them after receipt. However, some vendors who provide perishable items and vendors that are located outside of our markets will generally want to be prepaid for inventory purchases. The Company had $884,167 and $148,397 in advances paid to suppliers at March 31, 2011 and December 31, 2010 respectively.

Note 5 - Property and Equipment

The following is a summary of property and equipment:

	March 31, 2011	Dec. 31, 2010
Machinery and equipment ($)	75,376,786	75,117,615
Vehicles ($)	73,027	72,353
Other fix asserts ($)	8,096	8,021
Total initial cost ($)	75,457,909	75,197,989
Accumulated depriciation ($)	(11,088,608)	(8,603,506)
Property and equipment, net ($)	64,369,301	66,594,482

Depreciation expense was approximately $2,485,101 and $972,358 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Note 6 – Intangible Assets

The following is a summary of intangible assets:

	March 31, 2011	Dec. 31, 2010
Under-market leases ($)	2,514,703	2,491,467
Software ($)	838,861	831,110
	3,353,563	3,322,577
Accumulated amortization ($)	(1,107,431)	(965,957)
Intangible assets, net ($)	2,246,132	2,356,920

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Information about estimated amortization expense for intangible assets subject to amortization for the five years succeeding March 31, 2011, is as follows:

Amortization Expense
2011	$324,996
2012	433,357
2013	433,357
2014	433,357
2015	433,357

Amortization expense was approximately $141,474 and $142,052 for the three months ended March 31, 2011 and 2010, respectively.

Note 7- Goodwill

Goodwill arose from the excess of the purchase price of the Gros Chain of Supermarkets, and represents the value that the Company paid in the ongoing business. The Company performed a cash flow analysis of the goodwill in accordance with FASB ASC 360-10, and determined at March 31, 2011 and December 31, 2010 that no impairment of its goodwill should be recorded.

Note 8 – Equipment Advances

The Company had $590,661 and $387,169 in equipment advances at March 31, 2011 and December 31, 2010 respectively. Equipment advances were classified in non-current assets because the advances were towards purchases of equipment.

Note 9 – Line of Credit

On December 26, 2007, to fund its working capital and expand its business, the Company entered into a secured line of credit agreement with OAO Sberbank, which is the Russia’s largest bank. The credit limit is 575,277,600 KZT (or $3,948,371 at March 31, 2011 at an exchange rate of 145.70 KZT to $1). The credit line is available to draw from the date of the agreement until June 26, 2010. The loan bears interest at 12 or 14% per annum during the two-year period following December 26, 2009, and 15 or 17% per annum during the period from December 26, 2009 through the date of maturity, which is December 26, 2010. The loan’s maturity was extended through December 21, 2011. Under the terms of the agreement, if the Company’s quarterly deposit activity exceeds 1,500,000,000 KZT (or $10,295,217 at March 31, 2011 at an exchange rate of 145.70 KZT to $1), then the lower interest rate prevails. The loan payable is 575,277,526 KZT (or $3,911,888 at an exchange rate of 147.06 KZT to $1 as at December 31, 2010 and 3,948,371 at an exchange rate of 145.70 KZT to $1 as at March 31, 2011, respectively). Otherwise, the higher rate of interest is accrued. Beginning January 27, 2008, the Company is required to make monthly interest-only payments on the line of credit based on the applicable interest rate throughout the term of the loan, with a balloon payment due at maturity for the full principal amount plus any accrued and unpaid interest.

The line of credit is secured by real estate owned by a related party entity, LUCH-2, as well as guarantees from two additional related parties, Edgar Salduzi and Gulbanu Akbalayeva. Edgar Salduzi is the brother of the owner of LUCH-2, and also holds a 100% interest in El Investment, which is 54% shareholder of the Company. Gulbanu Akbalayeva is an employee of the entity, owned by Alexander Salduzi, who is the brother of Edgar Salduzi. The Company may repay the loan early without penalty. However, Sberbank reserves the right of refusal of early repayment. If the Company fails to make its monthly interest payments within 10 days of the due date, the Company must pay an additional 0.25% penalty on the outstanding principal balance of the loan. Sberbank has the right to demand repayment in the event of default. Terms of default include any non-payments of amounts owed under the agreement, as well as violation of any other terms of the agreement by the Company. Further, a 6% penalty on unpaid principal is charged to the Company in the event of default.

As of March 31, 2011 the Company has borrowed the maximum amount available.

Interest expense from this line of credit during the years ended March 31, 2011 and March 31, 2010 was $147,726 and $150,038, respectively.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Note 10 – Loan Payable

On September 28, 2008, to fund its working capital and expand its business, the Company entered into an unsecured, interest-free loan agreement with TOO ELIKA, which is also a supplier to the Company. According to the loan agreement, the Company received 2,550,000,000 tenge which is equivalent to $15,547,942 that was reflected in the financial statement as at December 31, 2009.. The loan contains no default provisions. At March 31, 2011 and December 31, 2010 the principal amount is 1,240,000,000 KZT (or $7,924,643 at an exchange rate of 145.70 KZT to $1) and 1,550,000,000 KZT (or $10,540,000 at an exchange rate of 147.06 KZT to $1), respectively. During the period ended March 31, 2011, the Company repaid $2,108,000 from the loan made by ELIKA and the amount of the loan that was reflected in the financial statements as at December 31, 2010 was reduced to $7,924,643. The Company recognized interest expense on the loan against additional paid-in capital over the loan’s maturity at a rate of 12 % per annum, a rate similar to the interest incurred on the Company’s line of credit with Sberbank (see Note 9), and considered by the Company to be a comparable rate on a loan similar in nature. The Company recognized interest expense on this loan in the amount of $349,847 and $430,141 during period ended March 31, 2011 and March 31, 2010, respectively. The Company recognized imputed interest in the amount of $932,926 in the accompanying statements of operations and other comprehensive income during the period ended March 31, 2011. The loan matured on September 30, 2010. The Company and ELIKA agreed to an extension of maturity to August 30, 2011.

Note 11 – Convertible Note Payable

On July 12, 2010, the Company issued to certain investors 10% secured convertible notes in the aggregate principal amount of $1,201,000, equal to the cash proceeds. The maturity date of the notes is January 12, 2012. Interest is accrued on the principal balance outstanding at an effective rate of 142% per annum from June 30, 2010. Accrued interest is payable on December 9, 2010, June 9, 2011 and on any conversion or payment date as applicable. The notes may not be prepaid. The convertible note is a compound financial instrument and must be split into its debt and equity components. The equity component (option) is $144,019 as of March 31, 2011 and December 31, 2010. And the debt components (convertible note payable) are $1,256,378 and $1,180,543 as of March 31, 2011 and December 31, 2010, respectively.

The Company accrues interest on this convertible note in the amount of $75,835 for the three months, ended March 31, 2011. And there were no interests accrued for the three months ended March 31, 2010.

The Company’s obligations under this note are guaranteed by Oxenuk Equity Fund Corp. under a limited recourse guaranty, which is secured by a pledge of 6 million shares of the Company’s common stock, held by Oxenuk Equity Fund, for the benefit of the holders of the notes.

Conversion

On the closing date of a qualified financing that will be accounted for as a sale of equity on the Company’s balance sheet, the principal amount of this note shall be automatically converted into common stock of the Company. A qualified financing means the closing of any equity or equity related financings resulting in gross proceeds to the Company of at least $20,000,000 or such lesser amount that is approved by the note’s placement agent. On the closing date of a qualified financing that will be accounted for as a sale of debt on the Company’s balance sheet, the holder has the option to convert the principal amount of the note. Further, the holder may at any time convert any or all of the note’s principal balance into shares of the Company’s common stock.

The number of shares of common stock to be issued upon any conversion under this note shall equal (i) the principal amount of the note being converted divided by (ii) the conversion price. The conversion price shall equal the lesser of (I) $7.00 per share (adjusted for stock splits, dividends or combination of shares after the issuance of the note) or (II) the product of (x) 450% of (4.5 times) the Company’s net after-tax income for the year ended December 31, 2009 as set forth in financial statements audited and reported in accordance with US GAAP divided by (y) 14,000,000. The net income of the Company for the year, ended December 31, 2009 was $15,313,498 and therefore conversion price should be calculated as: 4.5х15,313,498/14,000,000 and is equal to $4.92.

The Company estimated the value of the operating business at $153,000,000 as of December 31, 2009 and $217,00,000 as of December 31, 2010, the mid-point being $185,000,000. Outstanding shares at the time of issuance of the convertible notes were 20,000,000. Management therefore estimates the value per share on that date to be $9.25. Total shares underlying the convertible notes using the conversion rate of $4.92 are 244,106 and the estimated value of those shares at $9.25 per share is $2,257,981. A beneficial conversion feature of $1,056,981 is being accreted to interest expense over the 2 year life of the notes using the interest rate method at an imputed interest rate of 142%.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Event of Default

Under the terms of the note agreement, an event of default means any one of the following events:

•	The Company’s failure to pay to the Holder any amount of principal, interest, or other amounts when due and as due under the note;
•
The Company or subsidiary commences any applicable bankruptcy proceeding, or is adjudicated insolvent or bankrupt, or any order of relief to this effect is entered, or the Company fails to pay any of its debts as they become due, or the Company restructures its debts;

•	The Company or subsidiary defaults in any of its obligations under any other debenture or mortgage, credit agreement or other facility in an amount exceeding $50,000;
•	The Company or its subsidiary shall incur any indebtedness that is pari passu with or senior in priority to the note.

During the time that this note is outstanding, if any event of default has occurred, 150% of the full unpaid principal amounts of this note, together with accrued and unpaid interest, become immediately due and payable in cash.

During the continuance of default, the following remedies will be available to the holder:

•	The interest rate on all amounts due to the holder will be 15% per annum from the date of default until full repayment occurs;
•	Within 3 business days after the occurrence of default, the Company shall redeem the note at 150% of the principal amount plus accrued interest;
•
The Company shall issue the holder a warrant, which shall permit the holder to purchase that number of whole shares equal to the principal amount of this note (prior to acceleration) divided by the conversion price.

The Company has complied with the provisions of FASB ASC Topic 470-20-5 Debt with Conversion and Other Options and has calculated the intrinsic value at the date of the note, as the difference between the conversion price and the fair value of the Company’s common stock, multiplied by the number of shares into which the note is convertible. The Company determined that there is no beneficial conversion feature, based on its intrinsic value.

Note 12 – Related Party Transactions

Related parties include shareholders and their immediate families, entities under common ownership with the Company and members of key management personnel and their immediate families. The Company and its subsidiary, in the ordinary course of business, enter into various transactions with related parties. The terms of the transactions would not necessarily be on similar terms had the Company entered into the transactions with third parties.

In 2009 the Company entered into leases for two of its stores in Almaty, Kazakhstan with Andrey V. Novikov, a former director of the Company. The leases have a term of 15 years. Monthly rent is paid at 5% of monthly sales in the respective stores.

In 2009 the Company entered into leases for four of its stores in Almaty, Kazakhstan with LUCH-2, an entity owned by the brother of Edgar Salduzi. Edgar Salduzi is the 100% owner of El Investment Corp., a majority shareholder of the Company. The leases have a term of 15 years. Monthly rent is paid at 5% of monthly sales in the respective stores.

Rent expense under the above leases was approximately $2,240,036 and $2,299,176 for the three months ended March 31, 2011 and 2010, respectively.

Note 13 – Commitments and Contingencies

Kazakhstan Business Environment

Kazakhstan declared independence on December 16, 1991. Since the independence, Kazakhstan has pursued a balanced foreign policy and worked to develop its economy. In 2000, Kazakhstan became the first former Soviet republic to repay all of its debt to the International Monetary Fund, 7 years ahead of schedule. An overall macroeconomic stability and series of economic reforms have allowed Kazakhstan to achieve economic growth of around 10 percent annually over the past 10 years. Kazakhstan has a stable relationship with all of its neighbors, and is a member of the United Nations, Organization for Security and Cooperation in Europe, Euro-Atlantic Partnership Council and Organization of the Islamic Conference (OIC), North Atlantic Treaty Organization Partnership for Peace program, Commonwealth of Independent States, the Economic Cooperation Organization and the Shanghai Cooperation Organization. In 2010, Kazakhstan became a member of the Customs Union that also includes Russia and Belarus. Such above mentioned factors demonstrate that the overall internal and foreign policies of Kazakhstan, and the economic and legal development of the country is not expected to inhibit the Company’s ability to continue as a going concern.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Insurance

An overall positive and stable economic outlook provide for a positive long term forecast for the insurance industry in Kazakhstan. Today there are approximately 100 insurance companies operating in the Republic of Kazakhstan. There are three state-owned insurance companies and nine that have foreign participation. Two of the largest insurance companies present in Kazakhstan are AIG and Allianz. As needed, the Company may insure any and all of its assets, transactions, business interruption, and/or third party liability in respect to property or Company’s operations.

Leases

The Company enters into long-term operating leases for its stores and its corporate office in Almaty, Kazakhstan. Terms of the leases are between three and fifteen years. Future minimum lease payments under non-cancelable leases with initial or remaining terms of one year or more as of December 31, 2010 are as follows:

For the Year Ended December 31, 2010	Amount
2011	$2,368,956
2012	$2,120,905
2013	$1,917,304
2014	$1,784,557
Thereafter	$6,330,691
Total	$17,350,382

Note 14 – Stockholders’ Equity

Common Stock

Effective February 11, 2011 the Company acquired 100% of the stock of ARG, which owns 100% of the stock of SM Market, a limited liability company organized under the laws of Kazakhstan which operates a chain of supermarkets in Kazakhstan (the “Reverse Acquisition”). Pursuant to the share exchange agreement, on February 11, 2011, stockholders of ARG transferred 100% of the outstanding shares of ARG held by them, in exchange for an aggregate of 20,000,000 newly issued shares of the Company’s common stock. The shares of common stock of the Company acquired by the stockholders of ARG constitute approximately 96.1% of the Company’s issued and outstanding common stock after giving effect to the share exchange.

As a result of the share exchange described above, the Company became the parent company of ARG which owns 100% of SM Market. The acquisition of ARG was accounted for as a reverse acquisition. ARG is considered the acquirer for accounting and financial reporting purposes.

American Retail Group, Inc. was incorporated in Las Vegas, Nevada on February 16, 2010. Effective March 10, 2010, ARG consummated a share exchange with the stockholders of SM Market. As a result of the share exchange, ARG acquired all of the outstanding equity of SM Market in exchange for issuance of 12,000,000 shares of its common stock. The exchange of shares with the SM Market stockholders was accounted for as a reverse acquisition under the acquisition method of accounting, since ARG obtained control over SM Market.

On March 25, 2011, the Company filed Articles of Merger with the Nevada Secretary of State (the “Merger Certificate”) to effectuate a merger of the Company’s wholly owned subsidiary, ARG, with and into the Company pursuant to an Agreement and Plan of Merger dated as of March 9, 2011 by and between the Company and ARG (the “Merger Agreement”). In connection with the merger the name of the Company was changed to American Retail Group, Inc.  The merger became effective on April 1, 2011.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Note 15 – Taxes

Kazakhstan’s tax, currency and customs legislation are subject to varying interpretations, and changes, which can occur frequently. Management’s interpretation of such legislation as applied to the transactions and activity of the Company may be challenged by the relevant regional and federal authorities. Recent developments in the Kazakhstan’s taxation environment suggest that the authorities are becoming more active in seeking to enforce, through the Kazakhstan’s court system, interpretations of tax legislation which may be different to authorities’ previous interpretations or practices. Differences and selective interpretations of tax regulations by various government authorities and inconsistent enforcement create further uncertainties in the taxation environment in the Republic of Kazakhstan.

Tax returns are subject to review and investigation by a number of authorities, each of which may impose fines, penalties and interest charges. Fiscal periods remain open to review by the authorities for three calendar years preceding the year of review. Under certain circumstances reviews may cover longer periods. In addition, in some instances new tax regulations have taken retroactive effect. Additional taxes, penalties and interest which may be material to the position of the taxpayers may be assessed in the Republic of Kazakhstan as a result of such reviews.

On December 10, 2008 a new tax code was adopted, which is effective from January 1, 2009. According to the new tax code, the corporate income tax rate was reduced from 30% to 20% for 2009, 17.5% for 2010 and 15% for 2011. However, due to the experienced economic crisis, the gradual reduction in the tax rate from 20% to 17.5% and 15% was postponed in October, 2009 until 2013. The regular rate of corporate income tax in the Republic of Kazakhstan was 20% during the three months ended March 31, 2011 and 2010, respectively.

Our financial statements contain a liability of $11,282,198 at March 31, 2011 for uncertain tax positions.  This amount represents taxes on taxable income not reported on our tax returns filed in Kazakhstan.  These taxes are nevertheless reflected in our financial statements and have been charged to income in our Statement of Operations.

A reconciliation of the statutory income tax rate and the effective income tax rate for the years ended March 31, 2011, and March 31, 2010 is as follows:

	March 31, 2011	March 31, 2010
Statutory federal income tax rate	34%	34%
Differences in tax rates	(14%)	(14%)
Effective income tax rate	20%	20%

Calculation of the effective income tax rate for the three months ended March 31, 2011, and March 31, 2010 is as follows:

	March 31, 2011	March 31, 2010
Unrecognized Tax Benefits	705,902	685,857
Income before income tax	$3,529,509	$3,429,283
Effective income tax rate	20%	20%
Permanent differences	-	-

Uncertain tax positions

Effective July 1, 2007, the Company implemented FASB ASC Topic 740 Income Taxes (“FASB ASC 740”). The Company assesses tax positions in previously filed tax returns or tax positions expected to be taken in future tax returns that are reflected in measuring current or deferred tax assets and liabilities for interim and annual periods, based on the technical merits of the position. The Company applies a “more likely than not” basis (i.e. a likelihood greater than 50%), in accordance with FASB ASC 740-10, and recognizes a tax provision in the financial statements for an uncertain tax position that would not be sustained.

As of March 31, 2011 and December 31, 2010, the liability for uncertain tax positions reported on the consolidated balance sheets was $11,397,739 and $10,589,546 respectively and represents taxes on taxable income absent from the Company’s Kazakhstan tax returns.

The following table indicates the changes to the Company’s unrecognized tax benefits for the three months ended March 31, 2011 and at December 31, 2010 included in other current liabilities.

Unrecognized Tax Benefits	$
Balance, December 31,2009		5,775,321

Additions		4,666,140
Foreign currency exchange difference		148,085
Balance, December 31,2010		10,589,546

Additions		705,902
Foreign currency exchange difference		102,291
Balance, March 31,2011		11,397,739

All the amounts of unrecognized tax benefits reported affect the Company’s effective tax rate.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Value-added Tax

Value-added tax (“VAT”) was charged at 12% in the three months ended March 31, 2011 and 2010, on purchases made by the Company, and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use of the credits against its VAT payable or sales. Sales are recognized net of value-added tax in the accompanying consolidated statements of operations and other comprehensive income for all periods being reported. The Company had $402,535 and $727,371 in VAT credits at March 31, 2011 and December 31, 2010 respectively.

Note 16 – Segment Information

The Company predominantly operates in one single business segment, being grocery retail. The Company’s operations are located in Kazakhstan. Therefore, business activities are subject to the same risks and returns, and are addressed in the consolidated financial statements as one reportable segment.

Note 17 – Acquisitions

Business Combination with Gros Chain of Supermarkets, LLP

On January 1, 2009, pursuant to the terms of the Asset Purchase Agreement dated March 1, 2009, the Company completed its acquisition of Gros Chain of Supermarkets, LLP (“Gros”) through an asset purchase. Pursuant to the terms of the agreement, the Company acquired (a) lease commitments to 40 operating stores, and (b) production and store equipment, for a purchase price and cash consideration made up of two components: (1) 4,900,709,111 KZT or approximately $40 million based on the exchange rate at the time of the transaction, and (2) $60 million. The $60 million component was contributed by Eldorado Invest Company (“Eldorado”). Under the terms of Cooperation Agreement dated February 19, 2008, SM Market was under contractual control of Eldorado according to ASC 810-10-15-8. In connection with the transaction, the Company and Eldorado signed an agreement whereby Eldorado would assist in the expansion of SM Market’s retail chain and in transforming SM Market into a public company. Under the terms of the agreement, Eldorado agreed to provide non-repayable financial assistance to SM Market, assist SM Market with finding legal counsel and investment bank with a goal to transform SM Market into a public company, and assist SM Market in formulating a business plan and a financial model. SM Market agreed to accept the recommendations and services of Eldorado, and to issue to Eldorado equity in the company that would serve as a holding company of SM Market and would eventually obtain the status of a public company. Such equity was issued to Eldorado by ARG and was based on the amount contributed by Eldorado towards the purchase price of Gros. Accordingly, the Company recognized the $60 million payment by Eldorado as a contribution of capital in its accompanying statement of stockholders' equity during the year ended December 31, 2009.

The operating results of Gros are included in the accompanying consolidated statements of operations from the acquisition date, which is January 1, 2009 based on the date when control of the Gros store operations was transferred to the Company.

The following table summarizes the fair values of the assets acquired at the exchange rates at the date of acquisition:

Equipment	$44,227,534
Software	292,914
Below-market leases	3,033,299
Goodwill	52,446,253
Purchase price	$100,000,000

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

The acquisition of Gros was part of the Company's strategic growth plan. Below-market leases relate to store leases assumed in connection with the acquisition. The goodwill arose from the excess of the purchase price and represents the value that the Company paid in the ongoing business. Changes in the value of goodwill between January 1, 2009 and March 31, 2011 are due to conversion of the balance from the subsidiary's functional currency to the Company's reporting currency, the changes being recorded through other comprehensive income. The acquisition of Gros allowed the Company to synergize the assets of Gros with its own continuing brand and business.

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of January 1, 2008. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2008:

Net revenue	$317,852,496
Cost of revenue	233,394,971
Gross profit	84,457,525
Income from operations	20,498,738
Net income	$27,000,254

Reverse Acquisition

Effective February 11, 2011 the Company acquired 100% of the stock of ARG, which owns 100% of the stock of SM Market, a limited liability company organized under the laws of Kazakhstan which operates a chain of supermarkets in Kazakhstan (the “Reverse Acquisition”). Pursuant to the share exchange agreement, on February 11, 2011, stockholders of ARG transferred 100% of the outstanding shares of its common stock held by them, in exchange for an aggregate of 20,000,000 newly issued shares of the Company’s common stock. The shares of common stock of the Company acquired by the stockholders of ARG constitute approximately 96.1% of the Company’s issued and outstanding common stock after giving effect to the share exchange.

As a result of the share exchange described above, the Company became the parent company of ARG which owns 100% of SM Market. The acquisition of ARG was accounted for as a reverse acquisition. ARG is considered the acquirer for accounting and financial reporting purposes.

American Retail Group, Inc. was incorporated in Las Vegas, Nevada on February 16, 2010. Effective March 10, 2010, the Company consummated a share exchange with the stockholders of SM Market. As a result of the share exchange, ARG acquired all of the outstanding equity of SM Market in exchange for issuance of 12,000,000 shares of its common stock. The exchange of shares with the SM Market stockholders was accounted for as a reverse acquisition under the acquisition method of accounting, since ARG obtained control over SM Market. Accordingly, the acquisition of the SM Market by ARG was recorded as a recapitalization of SM Market, where SM Market was treated as the continuing entity. The historical financial statements presented are the financial statements of SM Market. The share exchange has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer (ARG) were $0.

On March 25, 2011, the Company filed Articles of Merger with the Nevada Secretary of State (the “Merger Certificate”) to effectuate a merger of the Company’s wholly owned subsidiary, ARG, with and into the Company pursuant to an Agreement and Plan of Merger dated as of March 9, 2011 by and between the Company and ARG (the “Merger Agreement”). In connection with the merger the name of the Company was changed to American Retail Group, Inc.  The merger became effective on April 1, 2011.

The total number of shares of common stock, par value $.001 per share, that the Company is authorized to issue is 200,000,000 as of March 31, 2011 and 100,000,000 as of December 31, 2010. The Company had 20,801,603 and 20,000,000 shares of its common stock outstanding at March 31, 2011 and December 31, 2010 respectively.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Note 18 – Subsequent Events

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

Note 19 – Inventory

The Company had $32,424,708 and $35,146,413 in inventory at March 31, 2011 and December 31, 2010 respectively. Inventory was classified as current assets.

The following is a summary of inventory:

	March. 31, 2011	Dec. 31, 2010
Finished goods ($)	31,619,879	34,328,070
Raw materials ($)	804,829	818,343

	32,424,708	35,146,413

Note 20 – Restricted Net Assets

The Company’s operations are primarily conducted through its Kazakhstan subsidiary, which may be limited in the amount of dividends that can be paid out of its retained earnings.  Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows:

AMERICAN RETAIL GROUP, INC. CONDENSED STATEMENT OF FINANCIAL POSITION
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$514,306	514,306
Other assets	168,905	168,905
Investment in subsidiary	114,430,073	109,543,757
TOTAL ASSETS	$115,113,284	110,226,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$193,712	180,246
Other liabilliies	-	-
Bridge financing	1,256,378	1,180,543
TOTAL LIABILITIES	$1,450,090	1,360,789

STOCKHOLDERS' EQUITY
Preferred stock	-	-
Common stock	20,802	20,000
Additional paid-in capital	70,068,908	70,069,709
Option	144,019	144,019
Accumulated other comprehensive loss	(13,698,321)	(15,671,728)
Retained earnings	57,127,787	54,304,179
Total stockholders' (deficit)	113,663,194	108,866,180
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	115,113,284	110,226,968

AMERICAN RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

AMERICAN RETAIL GROUP, INC. CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months ended March 31,
	2011	2010
General and administrative expenses	$(89,302)	$-
Other income (expense)	-	-
Gain (loss) on discontinued operations, net of tax	-	-
Net loss	$(89,302)	$-

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months ended March 31
	2011	2010
Net cash used in operating activities	$(1,256,378)	$514,306
Net cash used in investing activities	-	-
Net cash provided by financial activities	$1,256,378	$-
Cash and cash equivalents, beginning of the year	514,306	-
Cash and cash equivalents, end of the year	$514,306	$514,306

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Unless the context otherwise requires, the "Company", "we," "us," and "our," refer to (i) American Retail Group, Inc. (“ARG”), and (ii) TOO “SM Market Retail” (“SM Market”).

Overview

We own and operate one of the leading supermarket chains in the Republic of Kazakhstan. We currently operate 35 stores under the “SM Market” brand name. Twenty-three of our stores are located in Almaty, the largest city in Kazakhstan, while the remaining 12 stores are located in 7 major districts throughout the country. Our markets sell a broad selection of merchandise, including groceries, fresh food and non-food items.

Our revenue is earned and cash is generated as consumer products are sold to customers in our stores. We earn income predominantly by selling products at price levels that produce revenues in excess of our costs to make these products available to customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.

Results of Operations

As of March 31, 2010 we had 34 stores compared to 35 stores as of March 31, 2011.

Comparison of the Three Months Ended March 31, 2011 and 2010

	March 31, 2011		March 31, 2010
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$46,699,213	100.0%	$51,289,048	100.0%

Cost of Revenue	(34,353,549)	73.6%	(39,279,026)	76.6%

Gross profit	12,345,663	26.4%	12,010,022	23.4%

Selling expenses	(6,867,112)	14.7%	(6,474,980)	12.6%

General and administrative expenses	(1,107,881)	2.4%	(1,290,168)	2.5%

Non-operating expenses	(678,617)	1.5%	(815,591)	1.6%

Income before income tax	$3,529,509	7.6%	$3,429,283	6.7%

Revenue

Revenue decreased from $51,289,048 during the three months ended March 31, 2010 as compared to $46,699,213 for the same period of 2011, which represents a decrease of $4,589,835 or 8.9%. The decrease in revenue is primarily attributed to a temporary consumer demand variation and appreciation of the U.S. dollar to tenge.

Cost of Sale

Cost of sale decreased from $39,279,026 during the first quarter of 2010 to $34,353,549 during the same period of 2011, which represents a decrease of $4,925,476 or 12.5%. The decrease of the cost of sale is primarily attributable to the decrease in revenue for the products sold in our stores, increase in the amount of vendor allowances related to sales and appreciation of U.S. dollar to tenge.

Gross Profit

Gross profit increased from $12,010,022 in the first quarter of 2010 to $12,345,663 during the same period of 2011 representing an increase of $335,641 or 2.8%. The increase of the gross profit was primarily due to the decrease of cost of the sale. Gross margin in the first quarter of 2010 was 23.4% compared to 26.4 % in the first quarter of 2011. The increase of the gross margin is primarily attributable to the decrease of cost of sale.

Selling Expenses

Selling expenses in the first quarter of 2010 were $6,474,980 as compared to $6,867,112 during the same period of 2011, representing an increase of $392,132 or 6%.

General and Administrative Expenses

General and administrative expenses decreased from $1,290,168 in the first quarter of 2010 to $1,107,881 during the same period of 2011, a decrease of $182,287 or 14.1%. The decrease in general and administrative expenses is primarily attributable to the decrease in the revenue.

Non-operating Income (Expense)

Non-operating income (expense) decreased from   $815,591 in the first quarter of 2010 to $841,160 during the same period of 2011, which represents a decrease of $25,569 or 3.1%. The change is primarily due to $579,836 in interest expense recognized in first quarter of 2010 compared to $572,632 recognized in the first quarter of 2011. Interest expense relates to our line of credit with Sberbank and our loan with ELIKA. We entered into the line of credit with Sberbank on December 26, 2007 and the loan with ELIKA on September 28, 2008.

Income before income tax

Net income for the first quarter of 2010 was $3,429,283 compared to $3,529,509 during the same period of 2011. This represents an increase of $100,226 or 2.9%. The increase is primarily attributable to the decrease in the amount of cost of sale, general and administrative expenses and non-operating expenses.

Taxes

On December 10, 2008 a new tax code was adopted, which is effective from January 1, 2009. According to the new tax code, the corporate income tax rate was reduced from 30% to 20% for 2009, 17.5% for 2010 and 15% for 2011. However, due to the experienced economic crisis, the gradual reduction in the tax rate from 20% to 17.5% and 15% was postponed in October, 2009 until 2013. The regular rate of corporate income tax in the Republic of Kazakhstan was 20% in the first quarter of 2010 and 2011.

Our financial statements contain a liability of $11,282,198 at March 31, 2011 for uncertain tax positions.  This amount represents taxes on taxable income not reported on our tax returns filed in Kazakhstan.  These taxes are nevertheless reflected in our financial statements and have been charged to income in our Statement of Operations.

A reconciliation of the statutory income tax rate and the effective income tax rate for the three months ended March 31, 2010 and March 31, 2011 is as follows

	03.31.2011	03.31.2010
Statutory federal income tax rate	34%	34%
Difference in tax rates	(14)%	(14)%
Effective income tax rate	20%	20%

Calculation of the effective income tax rate for the three months ended March 31, 2011, and 2010 is as follows:

	03.31.2011	03.31.2010
Unrecognized Tax Benefits	$705,902	685,857
Income before income tax	$3,529,509	$3,429,283
Effective income tax rate	$20%	20%
Permanent differences	$-	$-

Uncertain tax positions

Effective July 1, 2007, the Company implemented FASB ASC Topic 740 Income Taxes (“FASB ASC 740”). The Company assesses tax positions in previously filed tax returns or tax positions expected to be taken in future tax returns that are reflected in measuring current or deferred tax assets and liabilities for interim and annual periods, based on the technical merits of the position. The Company applies a “more likely than not” basis (i.e. a likelihood greater than 50%), in accordance with FASB ASC 740-10, and recognizes a tax provision in the financial statements for an uncertain tax position that would not be sustained. As of March 31, 2011 and December, 31 2010, the liability for uncertain tax positions reported on the consolidated balance sheets was $11,397,739 and $10,589,546, respectively and represents taxes on taxable income absent from the Company’s Kazakhstan tax returns.

The following table indicates the changes to the Company’s unrecognized tax benefits for the three months ended March 31, 2011 and at December 31, 2010 included in other current liabilities.

Unrecognized Tax Benefits

Balance, December 31, 2009	5,775,321

Additions	4,666,140
Foreign currency translation difference	140,085)
Balance, December 31, 2010	10,589,546

Additions	705,902
Foreign currency translation difference	102,291
Balance, March 31, 2011	$11,397,739

All the amounts of unrecognized tax benefits reported affect the Company’s effective tax rate.

Value-added Tax

Value-added tax (“VAT”) was charged at 12% in the periods, ended March 31, 2011 and 2010, on purchases made by the Company, and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its VAT payable or sales. Sales are recognized net of value-added tax in the accompanying consolidated statements of operations and other comprehensive income for all periods being reported. The Company had $402,535 and $727,371 in VAT credits at March 31, 2011 and December 31, 2010 respectively.

Liquidity and Capital Resources

We generally finance our business with cash flows from operations and long-term loans and we use shareholders’ equity investment and retained earnings to fund capital expenditures. The large-scale capital expenditures relating to our expansion plan are funded by shareholders’ equity investment or outside financing including loans such as the ELIKA loan and the Sberbank loan and funds from operations.

Our working capital consists mainly of inventory, salaries, operating overhead (including auxiliary materials and utilities) and finance expenses. Inventory accounts for the majority of our working capital. Our working capital requirements may be influenced by many factors, including cash flow, competition, our relationships with suppliers, and the availability of credit facilities and financing alternatives, none of which can be predicted with certainty. Since 2007, we have had a revolving credit facility of approximately $3.9 million with Sberbank. In 2008, one of our major suppliers, ELIKA, extended to us an interest free loan of approximately $17 million. As of March 31, 2011, the balance of that loan was $7,924,643.

Our expansion activities in 2011 will depend on the availability of funds from operations as well as outside financing. For example, the purchase price for the Gros acquisition acquired during 2008 and 2009 was funded in part with financing and in part with funds from operations.  We plan to continue to open new supermarkets during 2011 including our first hypermarket. We are also making improvements to our logistics and information systems to support our stores. Generally, we intend to finance this expansion from funds generated from operations. We also intend to seek additional financing to fund new stores openings which would allow us to accelerate the pace of our growth. However, there can be no assurance that our efforts to obtain additional financing will be successful.

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(2,157,664)	$6,111,867
Net cash provided by (used in) investing activities	(494,400)	85,613
Net cash provided by (used in) financing activities	(2,108,000)	916,547
Effect of exchange rate changes on cash and cash equivalents	1,496,320	(1,239,999)
Net increase (decrease) in cash and cash equivalents	(3,263,744)	5,874,028
Cash and cash equivalents at the end of the period	$2,644,448	$7,026,698

Operating Activities

Cash provided by operating activities during the period ended March 31, 2010 was $6,111,867 as compared to $1,224,736 in net cash used in operating activities during the same period of 2011. The decrease was primarily attributable to a decrease in accounts payable.

Investing Activities

Cash provided by investing activities was $85,613 during the three months ended March 31, 2010 as compared to $494,400 in cash provided by investing activities during the three months ended March 31, 2011. Cash used in investing activities during the first quarter of 2011 is primarily attributable to an increase of the balance of fixed assets as of March 31, 2011.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2010 was $916,547 as compared to $2,108,000 in cash used in financing activities during the three months ended March 31, 2011. Cash used in financing activities during the three months ended March 31, 2011 included primarily repayments of loans from Sberbank and ELIKA.

We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for the next twelve months from the date of this report.  We intend to seek additional funding primarily through offerings of our securities to finance our store expansion.  If we are unable to raise additional funds, our store expansion plan may be adversely affected.  We make no assurance that such financing will be available on acceptable terms, if at all.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common stock and the conditions in the current economic environment.

Contractual Obligations

At March 31, 2011, our significant contractual obligations were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating lease obligations	$2 355,410	$4,187,395	$3,511,950	$3,265,986	$14,106,177
Line of credit(1)	4,422,075	-	-	-	4,422,075
ELIKA loan(2)	7,924,643	-	-	-	7,924,643
Bridge convertible note(3)	331,438	580,190	-	-	389,457
Total	$15,033,566	$4,245,414	$3,511,950	$3,265,986	$26,842,352

(1) The amount includes estimated interest payments based on 16% interest from the period of March 31, 2011 through December 26, 2011.  The interest rate varies from 15% to 17%.  We estimated the rate to be 16% for purposes of this table.  The principal balance is $3,948,371 at March 31, 2011.

(2) The ELIKA loan is a non interest bearing loan.  The amount reported in this table is principal only.

(3) The bridge convertible note has an interest rate of 10% and an effective interest rate of 142% with interest payments due on December 9, 2010, June 9, 2011 and at maturity (January 19, 2012).  Interest is accrued on the principal balance outstanding at an effective rate of 142% per annum from June 30, 2010. The convertible note is a compound financial instrument and must be split into its debt and equity components. The equity component (option) is 144,019 as of March 31, 2011 and December 31, 2010. And the debt components (convertible note payable) are $1,256,378 and $1,180,543 as of March 31, 2011 and December 31, 2010, respectively.

The Company accrues interest on this convertible note in the amount of $75,835 for the three months, ended March 31, 2011. And there were no interests accrued for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based upon historical experience, as well as current economic conditions and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenue when it is realized or realizable and earned. Sales are recognized net of value-added tax and discounts when transfer of risks and rewards has been completed. Revenues from the sale of products are recognized at the point of sale. The Company must meet all of the following four criteria under SAB 104 to recognize revenue:

●	Persuasive evidence of an arrangement exists
●	Delivery has occurred
●	The sales price is fixed or determinable
●	Collection is reasonably assured

Cost of Goods Sold

Cost of goods sold includes cost of inventory sold during the period, less vendor marketing allowances.

Inventory

Inventory is stated at the lower of cost or market. Cost has been determined by using the FIFO method. The Company periodically reviews its reserves for lost or spoiled inventories. The Company is permitted to return unsold inventory to its suppliers. The Company writes off 0.03% of its inventory purchased to reflect its estimate of inventory waste and other losses. Approximately 94-97% of the Company’s inventory consists of goods procured for resale, and the remaining 3-6% consists of raw materials and goods produced by the Company for resale.

Property and Equipment

Property and equipment are stated at historical cost and are depreciated using the straight-line method over their estimated useful lives. The useful lives and depreciation methods are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs which do not improve or extend the respective lives of the assets are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Our property and equipment substantially consists of machinery and equipment used in our stores, with less than 0.5% of property and equipment consisting of vehicles.

Long-Lived Assets

We apply the provisions of FASB ASC 360-10, “Property, Plant, and Equipment” (“ASC 360-10”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. We assess goodwill for impairment annually, or more frequently if circumstances warrant a review. Based on our review, we believe that to date, there were no significant impairments of its long-lived assets

Fair Value Estimates

For certain financial instruments, including accounts receivable, advances to suppliers, loans receivable, accounts payable, accrued payroll, advances payable and loans payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We did not identify any assets and liabilities that are required to be presented in the balance sheets at fair value.

Fair Value of Assets and Liabilities Acquired in the Gros Chain of Supermarkets, LLP Acquisition

We applied the provisions of FASB ASC 805, “Business Combinations” (“ASC 805”) to account for the acquisition of Gros Chain of Supermarkets, LLP (“Gros”). Values were assigned to assets based on an appraisal report provided by a third party appraiser, which values constitute significant estimates. The appraiser valued identifiable intangible assets and tangible fixed assets using a separate approach for each type of asset. Cost approach using the management accounts of Gros was used for estimating the value of specialized fixed assets; market approach using a basket of comparable retailers worldwide was used for valuation of the assets commonly traded in the market and to test the profitability of assets held by the reporting unit; and income approach using contractual rates and terms in conjunction with market rental rates and pre-tax discount rate of 18.6% was used to estimate the value of intangible assets associated with leasehold contracts. The difference between the acquired assets and the purchase price was recorded as goodwill. The following table summarizes the fair value of the assets acquired at the date of acquisition:

Equipment	44,227,534
Software	292,914
Below-market leases	3,033,299
Goodwill	52,446,253
Purchase price	$100,000,000

Goodwill and Impairment

We apply Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other Intangible Assets,” to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of our fiscal year, or more frequently when impairment indicators arise. We evaluate the recoverability of intangible assets periodically and take into account events and circumstances which indicate that impairment exists. ASC 350 requires that the goodwill evaluation be performed at a reporting unit level.  We have determined that we have one reporting level and we perform our goodwill impairment test based on the one reporting level.

In performing our Step 1 impairment test a discounted cash flow analysis was performed. Estimated growth was based on published forecasts of Kazakhstan Tenge inflation, retail sales of goods in Kazakhstan and growth rates of salary. Weighted average cost of capital was estimated to be 17.6% for 2009 and 17.2% for 2010. A market approach consisting of guideline companies analysis and guideline transactions analysis was then used to check the reasonableness of the results of the discounted cash flow analysis. The resulting estimate of the value of the reporting unit is substantially in excess of its carrying value.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, we do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.

ITEM 4T.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

On February 11, 2011, the Company consummated a share exchange with the shareholders of American Retail Group, Inc. as described in more detail in our current report on Form 8-K filed with the SEC on February 14, 2011. As a result of the share exchange, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act of 1934, as amended.

The Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and its Amendment No. 1 filed with the SEC on February 9, 2011 and April 1, 2011, respectively, contained a conclusion by the management that there is a material weakness in the Company’s internal control over financial reporting described as a limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. The Company’s size and its limited financial resources were the main reasons of the material weakness.

Following the share exchange, the Company became one of the leading chains of supermarkets in the Republic of Kazakhstan that currently operates 35 stores with over 2,000 employees. Its organizational structure includes separate accounting department, financial department and department of comptroller. As a result, the management believes that the above referenced material weakness has been remedied.

PART II-OTHER INFORMATION

ITEM 6.   EXHIBITS.

(a) The following exhibits are filed herewith:

31.1
Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 20, 2011

AMERICAN RETAIL GROUP, INC.

By:	/s/ Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)