Form 10-Q
period 2011-06-30
American Retail Group, Inc.
filed 2011-09-14
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

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

(212) 300-0070
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

As of September 14, 2011, there were outstanding 28,930,000 shares of the registrant’s common stock, par value $.001.

TABLE OF CONTENTS

		Page
PART I Financial Information

Item 1.	Financial Statements.

	Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F-1

	Condensed Statements of Operations for the six and three months ended June 30, 2011 and 2010 (Unaudited)	F-2

	Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	F-3

	Notes to Condensed Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 4T.	Controls and Procedures	4

PART II Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Default upon Senior Securities	6

Item 6.	Exhibits.	6

	Signatures	7

	Exhibits/Certifications

PART I-FINANCIAL INFORMATION

AMERICAN RETAIL GROUP, INC.
CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS:
Cash and cash equivalents	$48	$470,521

TOTAL ASSETS	$48	$470,521

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$16,691
Notes Payable	1,201,000	1,301,000

Total current liabilities	1,201,000	1,317,691

Total liabilities	1,201,000	1,317,691

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
20,801,603 and 101,924 shares issued and outstanding at June 30, 2011
and December 31, 2010 respectively	20,802	802
Additional paid-in capital	45,597	220,712
Accumulated Deficit	(1,267,351)	(1,068,684)

Total stockholders' (deficit)	(1,200,952)	(847,170)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$48	$470,521

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

OPERATING EXPENSES:
Depreciation expense	-	-	-	-
General and administrative expenses	128,782	-	668	-
Officer's salaries	-	10,000	-	5,000
Professional fees	-	28,394	-	16,852

Total operating expenses	128,782	38,394	668	21,852

(LOSS) FROM OPERATIONS	(128,782)	(38,394)	(668)	(21,852)

OTHER INCOME (EXPENSE)
Interest expense	(59,885)	(4,917)	(29,943)	(2,614)

TOTAL OTHER INCOME (EXPENSE)	(59,885)	(4,917)	(29,943)	(2,614)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(188,667)	(43,311)	(30,611)	(24,466)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.63)	$(0.001)	$(0.36)

WEIGHTED AVERAGE SHARES OUTSTANDING	11,141,753	68,653	20,801,603	68,653

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Month Ended	Six Month Ended
	June 30, 2011	June 30, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(188,667)	$(43,311)

Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(16,691)	20,000
Increase in accrued interest	-	4,917

Total adjustments	(16,691)	24,917

Net cash used in operating activities	(205,358)	(18,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	(225,000)	-

Net cash used in investing activities	(225,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	59,885	15,000
Repayment of Notes Payable	(100,000)	-

Net cash provided by financing activities	(40,115)	15,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(470,473)	(3,394)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	470,521	4,051

CASH AND CASH EQUIVALENTS - END OF PERIOD	$48	$657

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
NOTES TO CODENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

Note 1 - Organization and Operations

American Retail Group, Inc., formerly known as Resource Acquisition Group, Inc. (the “Company”), is a Nevada corporation organized on January 27, 1934.

Effective February 11, 2011 the Company acquired 100% of the stock of  American Retail Group, Inc., a Nevada corporation (“ARG”), which at that time owned 100% of the outstanding equity of  TOO “SM Market Retail” (“SM Market”), a limited liability company organized under the laws of Kazakhstan (the “2011 Share Exchange”). Pursuant to the share exchange agreement, on February 11, 2011, stockholders of ARG transferred 100% of the outstanding shares of its common stock held by them, in exchange for an aggregate of 20,000,000 newly issued shares of the Company’s common stock. The shares of common stock of the Company acquired by the stockholders of ARG constituted approximately 96.1% of the Company’s issued and outstanding common stock after giving effect to the 2011 Share Exchange.

American Retail Group, Inc. was incorporated in Las Vegas, Nevada on February 16, 2010. Effective March 10, 2010, the Company consummated a share exchange with the owners of SM Market (the “2010 Share Exchange”). As a result of the share exchange, ARG acquired all of the outstanding equity of SM Market in exchange for issuance of 12,000,000 shares of its common stock (the “Shares”).

Effective April 1, 2011, ARG merged with and into the Company. In connection with the merger the name of the Company was changed from Resource Acquisition Group, Inc. to American Retail Group, Inc.

On July 22, 2011, the Company and the former owners of SM Market entered into a Rescission Agreement whereby the parties agreed to rescind the 2010 Share Exchange and to release each other from any potential claims (the “Rescission”). The parties have determined that it is in their best interest to rescind the 2010 Share Exchange and unwind the transaction. Under the Rescission Agreement, all outstanding equity of SM Market was to be returned to the former owners of SM Market and the Shares were to be returned to the Company. In connection with the rescission of the 2010 Share Exchange, El Investment Corp. agreed to return to the Company for cancellation 11,201,603 shares of common stock held by it. The Rescission was completed on September 2, 2011.

As a result of the Rescission, the Company ceased to be engaged in the supermarket business in Kazakhstan and returned to be a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. At this time, the Company’s purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

Note 2 – Summary of Significant Accounting Policies

Going Concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through June 30, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon, among other things, its ability to raise additional capital or to secure a future business combination.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating company with positive cash flow.

AMERICAN RETAIL GROUP, INC.
NOTES TO CODENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from owners and related parties to provide needed funds.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Fair Value of Financial Instruments

The Company follows FASB ASC 825-10-50-10 “Financial Instruments-Overall-Disclosure” for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, customer deposits, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There are no deferred tax assets or liabilities at the balance sheet date.

AMERICAN RETAIL GROUP, INC.
NOTES TO CODENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

Basic and Diluted Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”

Recent Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively. The Company does not believe the adoption of ASU 2011-04 will have a material impact on its financial statements.

Note 3 – Convertible Notes Payable

On July 12, 2010, the Company issued to certain investors 10% secured convertible bridge notes in the aggregate principal amount of $1,201,000, equal to the cash proceeds. The maturity date of the notes is January 12, 2012. Interest is accrued on the principal balance outstanding at a rate of 10% per annum from June 30, 2010. Accrued interest is payable on December 9, 2010, June 9, 2011 and on any conversion or payment date as applicable. The notes may not be prepaid.

The Company accrued interest on the convertible notes in the amount of $29,983 and $59,885 for the three and six month ended June 30, 2011. There was no interest accrued on the bridge notes for the same periods ended June 30, 2010.

The Company’s obligations under the bridge notes were guaranteed by Oxenuk Equity Fund Corp. under a limited recourse guaranty, which was secured by a pledge of 6 million shares of the Company’s common stock, held by Oxenuk Equity Fund, for the benefit of the holders of the notes.

Event of Default

Under the terms of the notes, an event of default means any one of the following events:

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

During the time that the notes are outstanding, if any event of default has occurred, 150% of the full unpaid principal amounts of this note, together with accrued and unpaid interest, become immediately due and payable in cash.

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

AMERICAN RETAIL GROUP, INC.
NOTES TO CODENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

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

On July 5, 2011, the Company defaulted on its 10% secured convertible notes in the aggregate principal amount of $1,201,000 as the then primary subsidiary of the Company, SM Market, failed to pay its debts as they were becoming due as a result of the management of SM Market starting the unwinding of its operations. As a result of the default, the notes became due and payable at 150% of the principal amount.

In August 2011, Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, purchased all the outstanding notes from the noteholders.

Note 4 – Related Party Transactions

On July 12, 2010, ARG issued to certain investors 10% secured convertible notes in the aggregate principal amount of $1,201,000, equal to the cash proceeds of the issuance. The maturity date of the notes is January 12, 2012. Interest is accrued on the principal balance outstanding at a rate of 10% per annum starting from June 30, 2010. Accrued interest is payable on December 9, 2010, June 9, 2011 and on any conversion or payment date as applicable. The notes may not be prepaid. The Company’s obligations under this note were guaranteed by Oxenuk Equity Fund Corp., under a limited recourse guaranty, which is secured by a pledge of 6 million shares of the Company’s common stock, held by Oxenuk Equity Fund, for the benefit of the holders of the notes. Vassili Oxenuk, who was a director of the Company until his resignation on June 24, 2011, has the voting and investment powers over the shares held by Oxenuk Equity Fund Corp.

On July 5, 2011, the Company defaulted on its 10% secured convertible notes in the aggregate principal amount of $1,201,000 as the then primary subsidiary of the Company, SM Market, failed to pay its debts as they were becoming due as a result of the management of SM Market starting the unwinding of its operations. As a result of the default, the notes became due and payable at 150% of the principal amount.

In August 2011, Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, purchased all the outstanding notes from the noteholders.

Note 5 – Acquisitions and Rescission

Acquisitions

Effective February 11, 2011 the Company acquired 100% of the stock of  American Retail Group, Inc., a Nevada corporation (“ARG”), which at that time owned 100% of the outstanding equity of  TOO “SM Market Retail” (“SM Market”), a limited liability company organized under the laws of Kazakhstan (the “2011 Share Exchange”). Pursuant to the share exchange agreement, on February 11, 2011, stockholders of ARG transferred 100% of the outstanding shares of its common stock held by them, in exchange for an aggregate of 20,000,000 newly issued shares of the Company’s common stock. The shares of common stock of the Company acquired by the stockholders of ARG constituted approximately 96.1% of the Company’s issued and outstanding common stock after giving effect to the 2011 Share Exchange.

American Retail Group, Inc. was incorporated in Las Vegas, Nevada on February 16, 2010. Effective March 10, 2010, the Company consummated a share exchange with the owners of SM Market (the “2010 Share Exchange”). As a result of the share exchange, ARG acquired all of the outstanding equity of SM Market in exchange for issuance of 12,000,000 shares of its common stock (the “Shares”).

AMERICAN RETAIL GROUP, INC.
NOTES TO CODENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

Effective April 1, 2011, ARG merged with and into the Company. In connection with the merger the name of the Company was changed from Resource Acquisition Group, Inc. to American Retail Group, Inc.

Rescission

On July 22, 2011, the Company and the former owners of SM Market entered into a Rescission Agreement whereby the parties agreed to rescind the 2010 Share Exchange and to release each other from any potential claims (the “Rescission”). The parties have determined that it is in their best interest to rescind the 2010 Share Exchange and unwind the transaction. Under the Rescission Agreement, all outstanding equity of SM Market was to be returned to the former owners of SM Market and the Shares were to be returned to the Company. In connection with the rescission of the 2010 Share Exchange, El Investment Corp. agreed to return to the Company for cancellation 11,201,603 shares of common stock held by it. The Rescission was completed on September 2, 2011.

Note 6 – Subsequent Events

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

Overview

American Retail Group, Inc., formerly known as Resource Acquisition Group, Inc. (the “Company”), is a Nevada corporation organized on January 27, 1934.

Effective February 11, 2011 the Company acquired 100% of the stock of  American Retail Group, Inc., a Nevada corporation (“ARG”), which at that time owned 100% of the outstanding equity of  TOO “SM Market Retail” (“SM Market”), a limited liability company organized under the laws of Kazakhstan (the “2011 Share Exchange”). Pursuant to the share exchange agreement, on February 11, 2011, stockholders of ARG transferred 100% of the outstanding shares of its common stock held by them, in exchange for an aggregate of 20,000,000 newly issued shares of the Company’s common stock. The shares of common stock of the Company acquired by the stockholders of ARG constituted approximately 96.1% of the Company’s issued and outstanding common stock after giving effect to the 2011 Share Exchange.

American Retail Group, Inc. was incorporated in Las Vegas, Nevada on February 16, 2010. Effective March 10, 2010, the Company consummated a share exchange with the owners of SM Market (the “2010 Share Exchange”). As a result of the share exchange, ARG acquired all of the outstanding equity of SM Market in exchange for issuance of 12,000,000 shares of its common stock (the “Shares”).

Effective April 1, 2011, ARG merged with and into the Company. In connection with the merger the name of the Company was changed from Resource Acquisition Group, Inc. to American Retail Group, Inc.

On July 22, 2011, the Company and the former owners of SM Market entered into a Rescission Agreement whereby the parties agreed to rescind the 2010 Share Exchange and to release each other from any potential claims (the “Rescission”). The parties have determined that it is in their best interest to rescind the 2010 Share Exchange and unwind the transaction. Under the Rescission Agreement, all outstanding equity of SM Market was to be returned to the former owners of SM Market and the Shares were to be returned to the Company. In connection with the rescission of the 2010 Share Exchange, El Investment Corp. agreed to return to the Company for cancellation 11,201,603 shares of common stock held by it. The Rescission was completed on September 2, 2011.

As a result of the Rescission, the Company ceased to be engaged in the supermarket business in Kazakhstan and returned to be a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

Plan of Operations

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

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries

Results of Operations

We did not have any revenues during the three and six month periods ended June 30, 2011 and 2010.

We incurred operating expenses of $668 and $128,782 for the three and six month periods ended June 30, 2011, respectively. This compares to $21,852 and $38,384 in expenses during the three and six month periods, respectively, which ended June 30, 2010. The increase of operating expenses was primarily due to an increase of professional fees in connection with the 2011 Share Exchange.

The Company incurred an interest expense in the amount of $29,983 and $59,885 for the three and six month periods ended June 30, 2011, respectively, on the bridge notes. This compares to $2,614 and $4,917 in interest expense for the three and six month periods ended June 30, 2010, respectively, on indebtedness to an officer of the Company.

The Company realized a net loss of $30,611 and $188,667 for the three and six month periods ended June 30, 2011, respectively. This compares to $24,466 and $43,311 in net loss during the three and six month periods, respectively, which ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011 we had $48 in cash. We have financed our operations primarily with the proceeds from the issuance to investors of bridge convertible notes in the aggregate principal amount of $1,201,000 in 2010. In connection with the Rescission, our chief executive officer has purchased from the investors all the outstanding notes. In July 2011, to finance our operations our chief executive officer has extended loans to us in the total amount of $205,300, which was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

Contractual Obligations

At June 30, 2011, our significant contractual obligations were the bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. The notes have an interest rate of 10% with interest payments due on December 9, 2010, June 9, 2011 and at maturity (January 12, 2012).  On July 5, 2011, we defaulted on the notes. As a result of the default, the notes became due and payable at 150% of the principal amount and the interest rate increased to 15% from the date of default. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through June 30, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon, among other things, its ability to raise additional capital or to secure a future business combination.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating company with positive cash flow.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from owners and related parties to provide needed funds.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively. The Company does not believe the adoption of ASU 2011-04 will have a material impact on its financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of a material weakness in our internal control over financial reporting described below.

Changes in Internal Controls over Financial Reporting

On July 22, 2011, the Company and the former owners of SM Market entered into a Rescission Agreement whereby the parties agreed to rescind the 2010 Share Exchange. The Rescission was consummated on September 1, 2011. As a result of the Rescission, the Company ceased to be engaged in the supermarket business in Kazakhstan and returned to be a shell company as such term is defined in Rule 12b-2 under the Exchange Act of 1934, as amended.

Prior to the Rescission and as a result of the 2010 Shares Exchange, the Company was operating supermarkets in Kazakhstan through its wholly-owned subsidiary SM Market. Although SM Market was 100% owned by the Company, it had its own management controlled directly by the majority shareholder of the Company, El Investment Corp. In June 2011, it came to our attention that the SM Market’s management’s view on the Company’s business direction differs substantially from the position of the Company’s management. Instead of continuing to expand its operations, SM Market started a restructuring which first led to a reduction of the number of its stores and ultimately resulted in closure of most of the stores by late July 2011. Because of the position of El Investment Corp. as the Company’s majority shareholder, the Company’s management had no redress other than to negotiate the Rescission of the 2010 Share Exchange.

Until his resignation on June 24, 2011, our former director, Mr. Vassili Oxenuk, controlled our U.S. bank accounts. This was mostly due to the fact that Mr. Oxenuk was the Company’s major shareholder and promoter who was instrumental in the Company’s obtaining its bridge financing with gross proceeds of $1,201,000 in July 2010. Mr. Oxenuk, however, failed to provide to the Company full information about use of proceeds from the bridge financing and his use of the Company’s bank accounts. As of the date of this report, $100,000 of the proceeds from the bridge financing that was wired by an investor directly to one of Mr. Oxenuk’s personal accounts have not been accounted for. The Company has recently closed its banking accounts that were under Mr. Oxenuk’s prior control to limit its potential exposure to liability from third parties. An examination of the bank statements for one of these accounts showed a deposit and immediate transfer out of the Company’s account to an offshore account controlled by Mr. Oxenuk of $300,000. We were not able to obtain from Mr. Oxenuk a plausible explanation of the origin of this money and why the Company’s account was used for these transfers as Mr. Oxenuk refused to honor any of our requests after his resignation.

The foregoing shows that the Company has a material weakness in its internal controls over financial reporting.

Remediation Initiative

The Company took the following actions to remediate the foregoing weaknesses: (i) negotiated and closed the Rescission, and (ii) closed its banking accounts that had been under previous control of Mr. Oxenuk.

PART II-OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2011 the Company issued 20,530,000 shares of common stock to Ms. Soledad Bayazit, its chief executive officer and sole director in repayment of the loan of $205,300 previously extended by Ms. Bayazit to the Company.

The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

On July 5, 2011, the Company defaulted on its 10% secured convertible notes in the aggregate principal amount of $1,201,000 as the then primary subsidiary of the Company, SM Market, failed to pay its debts as they were becoming due as a result of the management of SM Market starting the unwinding of its operations. As a result of the default, the notes became due and payable at 150% of the principal amount and the interest rate increased to 15% from the date of default.

In August 2011, Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, purchased all the outstanding notes from the noteholders.

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

Date:  September 14, 2011

AMERICAN RETAIL GROUP, INC.

By:	/s/ Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)