Form 10-Q
period 2011-09-30
American Retail Group, Inc.
filed 2011-11-14
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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

As of November 14, 2011, there were outstanding 28,930,000 shares of the registrant’s common stock, par value $.001.

TABLE OF CONTENTS

		Page
PART I Financial Information

Item 1.	Financial Statements.

	Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-1

	Condensed Statements of Operations for the nine and three months ended September 30, 2011 and 2010 (Unaudited)	F-2

	Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	F-3

	Notes to Condensed Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 4.	Controls and Procedures	3

PART II Other Information

Item 6.	Exhibits.	5

	Signatures	6

	Exhibits/Certifications

PART I-FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN RETAIL GROUP, INC.
CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$-	$470,521

TOTAL ASSETS	$-	$470,521

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$16,691
Notes Payable	1,201,000	1,301,000
Accrued Interest	30,025	-
Due to Related Party	10,502	-

Total current liabilities	1,241,527	1,317,691

Total liabilities	1,241,527	1,317,691

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
28,930,000 and 101,924 shares issued and outstanding at September 30, 2011
and December 31, 2010 respectively	28,930	802
Additional paid-in capital	250,897	220,712
Accumulated Deficit	(1,521,354)	(1,068,684)

Total stockholders' (deficit)	(1,241,527)	(847,170)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$470,521

	-	-

The accompanying notes are an integral part of these interim financial statements.

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2011	September 30, 2011	September 30, 2011

OPERATING EXPENSES:
General and administrative expenses	344,632	51,476	215,850	13,083

Total operating expenses	344,632	51,476	215,850	13,083

(LOSS) FROM OPERATIONS	(344,632)	(51,476)	(215,850)	(13,083)

OTHER EXPENSE
Interest expense	(89,910)	(7,923)	(30,025)	(3,006)

TOTAL OTHER EXPENSE	(89,910)	(7,923)	(30,025)	(3,006)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(434,542)	(59,399)	(245,875)	(16,089)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.71)	$(0.008)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING	24,478,606	83,880	28,930,000	83,880

The accompanying notes are an integral part of these interim financial statements.

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Ended	Nine Month Ended
	September 30, 2011	September 30, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(434,542)	$(59,400)

Adjustments to reconcile net loss to net cash
(used in) operating activities:

Expenses paid by related party	215,802

Changes in operating assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(16,691)	19,250
Increase in accrued interest	30,025	7,923

Net cash used in operating activities	(205,406)	(32,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	(225,000)	-

Net cash used in investing activities	(225,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	59,885	30,000
Repayment of Notes Payable	(100,000)	-

Net cash provided (used in) by financing activities	(40,115)	30,000

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(470,521)	(2,226)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	470,521	4,051

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$-	$1,824

Additional Cash flow information:

Issuance of common stock for repayment of loan to related party	$205,300	$-

The accompanying notes are an integral part of these interim financial statements.

AMERICAN RETAIL GROUP, INC.
NOTES TO CODENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
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

Note 2 – Summary of Significant Accounting Policies

Going Concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through September 30, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern.

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
AS OF SEPTEMBER 30, 2011
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
AS OF SEPTEMBER 30, 2011
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

Note 3 – Convertible Notes Payable

On July 12, 2010, the Company issued to certain investors 10% secured convertible bridge notes in the aggregate principal amount of $1,201,000, equal to the cash proceeds. The maturity date of the notes is January 12, 2012. Interest is accrued on the principal balance outstanding at a rate of 10% per annum from September 30, 2010. Accrued interest is payable on December 9, 2010, September 9, 2011 and on any conversion or payment date as applicable. The notes may not be prepaid.

The Company’s obligations under the bridge notes were guaranteed by Oxenuk Equity Fund Corp. under a limited recourse guaranty, which was secured by a pledge of 6 million shares of the Company’s common stock, held by Oxenuk Equity Fund, for the benefit of the holders of the notes.

Event of Default

Under the terms of the notes, an event of default means any one of the following events:

●	The Company’s failure to pay to the Holder any amount of principal, interest, or other amounts when due and as due under the note;
●
The Company or subsidiary commences any applicable bankruptcy proceeding, or is adjudicated insolvent or bankrupt, or any order of relief to this effect is entered, or the Company fails to pay any of its debts as they become due, or the Company restructures its debts;

●	The Company or subsidiary defaults in any of its obligations under any other debenture or mortgage, credit agreement or other facility in an amount exceeding $50,000;
●	The Company or its subsidiary shall incur any indebtedness that is pari passu with or senior in priority to the note.

During the time that the notes are outstanding, if any event of default has occurred, 150% of the full unpaid principal amounts of this note, together with accrued and unpaid interest, become immediately due and payable in cash.

During the continuance of default, the following remedies will be available to the holder:

●	The interest rate on all amounts due to the holder will be 15% per annum from the date of default until full repayment occurs;
●	Within 3 business days after the occurrence of default, the Company shall redeem the note at 150% of the principal amount plus accrued interest;

●
The Company shall issue the holder a warrant, which shall permit the holder to purchase that number of whole shares equal to the principal amount of this note (prior to acceleration) divided by the conversion price.

AMERICAN RETAIL GROUP, INC.
NOTES TO CODENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
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

The Company incurred an interest expense in the amount of $30,025 and $89,910 for the three and nine month periods ended September 30, 2011, respectively, on the bridge notes.

Note 4 – Related Party Transactions

On July 12, 2010, ARG issued to certain investors 10% secured convertible notes in the aggregate principal amount of $1,201,000, equal to the cash proceeds of the issuance. The maturity date of the notes is January 12, 2012. Interest is accrued on the principal balance outstanding at a rate of 10% per annum starting from September 30, 2010. Accrued interest is payable on December 9, 2010, September 9, 2011 and on any conversion or payment date as applicable. The notes may not be prepaid. The Company’s obligations under this note were guaranteed by Oxenuk Equity Fund Corp., under a limited recourse guaranty, which is secured by a pledge of 6 million shares of the Company’s common stock, held by Oxenuk Equity Fund, for the benefit of the holders of the notes. Vassili Oxenuk, who was a director of the Company until his resignation on September 24, 2011, has the voting and investment powers over the shares held by Oxenuk Equity Fund Corp.

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

During the three month period ended September 30, 2011 and up to the date of this report, to finance our operations our chief executive officer has extended loans to us in the total amount of $215,802, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. The balance of $10,502 remains outstanding and payable on demand without interest.

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
AS OF SEPTEMBER 30, 2011
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

We did not have any revenues during the three and nine month periods ended September 30, 2011 and 2010.

We incurred operating expenses of $215,850 and $344,632 for the three and nine month periods ended September 30, 2011, respectively. This compares to $13,083 and $51,476 in expenses during the three and nine month periods, respectively, which ended September 30, 2010. The increase of operating expenses was primarily due to an increase of professional fees in connection with the 2011 Share Exchange.

The Company incurred an interest expense in the amount of $30,025 and $89,910 for the three and nine month periods ended September 30, 2011, respectively, on the bridge notes. This compares to $3,006 and $7,923 in interest expense for the three and nine month periods ended September 30, 2010, respectively, on indebtedness to an officer of the Company.

The Company realized a net loss of $245,875 and $434,542 for the three and nine month periods ended September 30, 2011, respectively. This compares to $16,089 and $59,399 in net loss during the three and nine month periods, respectively, which ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to investors of bridge convertible notes in the aggregate principal amount of $1,201,000 in 2010. In connection with the Rescission, our chief executive officer has purchased from the investors all the outstanding notes. During the three month period ended September 30, 2011 and up to the date of this report, to finance our operations our chief executive officer has extended loans to us in the total amount of $215,802, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. The balance of $10,502 remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

Contractual Obligations

At September 30, 2011, our significant contractual obligations were the bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. The notes have an interest rate of 10% with interest payments due on December 9, 2010, September 9, 2011 and at maturity (January 12, 2012).  On July 5, 2011, we defaulted on the notes. As a result of the default, the notes became due and payable at 150% of the principal amount and the interest rate increased to 15% from the date of default. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through September 30, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Prior to the Rescission and as a result of the 2010 Shares Exchange, the Company was operating supermarkets in Kazakhstan through its wholly-owned subsidiary SM Market. Although SM Market was 100% owned by the Company, it had its own management controlled directly by the majority shareholder of the Company, El Investment Corp. In September 2011, it came to our attention that the SM Market’s management’s view on the Company’s business direction differs substantially from the position of the Company’s management. Instead of continuing to expand its operations, SM Market started a restructuring which first led to a reduction of the number of its stores and ultimately resulted in closure of most of the stores by late July 2011. Because of the position of El Investment Corp. as the Company’s majority shareholder, the Company’s management had no redress other than to negotiate the Rescission of the 2010 Share Exchange.

Until his resignation on September 24, 2011, our former director, Mr. Vassili Oxenuk, controlled our U.S. bank accounts. This was mostly due to the fact that Mr. Oxenuk was the Company’s major shareholder and promoter who was instrumental in the Company’s obtaining its bridge financing with gross proceeds of $1,201,000 in July 2010. Mr. Oxenuk, however, failed to provide to the Company full information about use of proceeds from the bridge financing and his use of the Company’s bank accounts. As of the date of this report, $100,000 of the proceeds from the bridge financing that was wired by an investor directly to one of Mr. Oxenuk’s personal accounts have not been accounted for. The Company has recently closed its banking accounts that were under Mr. Oxenuk’s prior control to limit its potential exposure to liability from third parties. An examination of the bank statements for one of these accounts showed a deposit and immediate transfer out of the Company’s account to an offshore account controlled by Mr. Oxenuk of $300,000. We were not able to obtain from Mr. Oxenuk a plausible explanation of the origin of this money and why the Company’s account was used for these transfers as Mr. Oxenuk refused to honor any of our requests after his resignation.

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

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETAIL GROUP, INC.

Date: November 14, 2011	By:	/s/ Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)