Form 10-K
period 2011-12-31
American Retail Group, Inc.
filed 2012-03-30
CIK 277905

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

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

Common Stock, $0.0001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2011, the last day of the registrant’s second fiscal quarter, was $7,130,000.

The number of shares of Common Stock, $0.0001 par value, outstanding on March 30, 2012, was 22,930,000 shares.

PART I

ITEM 1. BUSINESS.

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

The Company expects to incur additional costs related to its ongoing reporting obligations. We intend to raise additional debt and/or equity financing to sustain our operations. We do not expect to generate a positive cash flow from operations. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding

Our principal office is located at c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, NY 10005. Our telephone number is (212) 300-0070. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “ARGB.”

At December 31, 2011, we had two part-time employees.  Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations.

ITEM 2. PROPERTY.

We do not own any real property.  Our corporate headquarters are at c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, New York. The office space is provided to us free of charge by Primary Capital LLC, our shareholder.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “ARGB.” The following table shows the high and low closing prices for the periods indicated.

Year	High	Low

2011
First Quarter	9.00	1.01
Second Quarter	7.00	3.10
Third Quarter	1.50	1.50
Fourth Quarter	1.15	1.10

2010
First Quarter	0.10	0.10
Second Quarter	0.10	0.10
Third Quarter	1.85	1.45
Fourth Quarter	0.30	0.30

HOLDERS OF COMMON EQUITY

As of March 30, 2012, the number of record holders of our common shares was approximately 172.

DIVIDEND INFORMATION

To date, the Company has never paid a dividend. We have no plans to pay any dividends on common stock in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

DESCRIPTION OF SECURITIES

The Company is authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.0001 par value per share. 22,930,000 shares of common stock are issued and outstanding. No shares of preferred stock have been issued.

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

We did not have any revenues during the fiscal years ended December 31, 2011 and 2010.

We incurred operating expenses of $380,915 and $624,384 for the fiscal years ended December 31, 2011 and 2010, respectively.

The Company incurred an interest expense in the amount of $110,228 and $60,768 for the fiscal years ended December 31, 2011 and 2010, respectively, on the bridge notes.

The Company realized a net loss of $491,143 and $653,692 for the fiscal years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of December 31, 2011 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to investors of bridge convertible notes in the aggregate principal amount of $1,201,000 in 2010. In connection with the Rescission, our chief executive officer has purchased from the investors all the outstanding notes. During the fiscal year ended September 30, 2011 and up to the date of this report, to finance our operations our chief executive officer has extended loans to us in the total amount of $215,802, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. The balance of $10,502 remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

Contractual Obligations

At December 31, 2011, our significant contractual obligations were the bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. The notes have an interest rate of 10% with interest payments due on December 9, 2010, September 9, 2011 and at maturity (January 12, 2012).  The notes are currently in default. As a result, the interest rate increased to 15%. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through December 31, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K/A. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2011.   In the course of that evaluation, they determined that that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  Based on their evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15,  the Company’s Chief Executive Officer and Chief Financial Officer found the Company’s disclosure controls and procedures  to be ineffective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with American Retail Group, Inc.	Since
Soledad Bayazit	49	President, Chief Executive Officer, Chief Financial Officer,	2011
		Secretary, Treasurer and Director

Soledad Bayazit, 49, has served as President and a director of the Company since February 2011.  Since October 2006, Ms. Bayazit has served as President of Joint Venture “Emperador.”  Beginning in 2000, Emperador, and its predecessor company, Paola LLC, have been primarily engaged in humanitarian projects in cooperation with the Government of the Republic of Kazakhstan.  Such humanitarian projects included the construction of a hospital in Astana and assisted living locations for the indigent in Almaty.  Ms. Bayazit was also the President of Paola LLC after she founded the company in 1993.  Paola owned and operated manufacturing facilities used in the production of work clothes for industrial organizations in Kazakhstan.  During the period from 1983 to 1993, Ms. Bayazit held various positions within the Ministry of Consumer Goods of the USSR and Kazakhstan (from 1991).  These positions were Senior Economist (1983-1987), Chief of the Planning Department (1987-1989), Controller (1989-1990), Chief Financial Officer (1990-1992) and Vice President (1992-1993).  Ms. Bayazit received a B.A. in Economics and Trade Management and in Finance and Credit from Karagandy Economic University in 1983.  She is also currently enrolled in an M.B.A. program in Economics at the Kaliningrad State Technical University. We believe that Ms. Bayazit’s qualifications and her almost 20 years of experience in the consumer goods industry of Kazakhstan provide a unique perspective for our Board.

Our directors and executive officers have not, during the past ten years:

•	had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

•
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacate

BOARD COMMITTEES

The Board presently consists of one director.

The Board does not have a nominating committee.  There are no specific, minimum qualifications that the Board believes must be met by a candidate recommended by the Board.  Currently, the entire Board decides on nominees followed by the Board's review of the candidates' resumes and interviews of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director.  The Company does not pay any fee to any  third  party or  parties  to  identify  or  evaluate  or  assist  in identifying or evaluating potential nominees.

Currently, the Board functions as an audit committee and performs some of the same functions as an audit committee, including the following: (i) selection and oversight of the Company's independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors. The Company is not a "listed company" under SEC rules and therefore is not required to have an audit committee comprised of independent directors.

The Board does not have a compensation committee and is not required to have such a committee because the Company is not a "listed company" under SEC rules.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that we do not have an Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K, serving on our Audit Committee. The Board has  determined that its sole  member is able to read and understand fundamental  financial statements and has substantial business experience that results in that member's financial sophistication.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of transactions in securities of the Company on Forms 3, 4, and 5. Based solely on its review of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended December 30, 2011.

ITEM 11.   EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid to our executive officers, for the two years ended December 31, 2011 and 2010 and compensation paid by SM Market. No executive officer received compensation in excess of $100,000 for any of those two years.

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation	Total Compensation

Soledad Bayazit(1)	2010	$-		$-	$-	$-
CEO, CFO and Director	2011	$-		$-	$-	$-

John Leo(2)	2010	$10,000	(2)	$0	$0	$10,000
CEO, CFO and Director	2011	$10,000	(2)	$0	$0	$10,000

(1)	Ms. Bayazit was appointed as our Chief Executive Officer, President, Secretary and Director on February 11, 2011. Ms. Bayazit has been Chief Executive Officer and Director of ARG since March 2010.

(2)
Mr. Leo tendered his resignations as our Chief Executive Officer, President, Secretary and Director on February 11, 2011. On December 31, 2010, Mr. Leo received 699,679 shares in payment for $31,460 of accrued salary owed to him by the Company.

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2011 and 2010.

Director Compensation

For the year ended December 31, 2011, none of the members of our Board of Directors received compensation for his service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMEN AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) our chief executive officer and our top three most highly compensated officers and (iv) all executive officers and directors as a group, as of the date of this report.

Name	Office	Shares Beneficially Owned(1)	Percent of Class(2)
Officers and Directors

Soledad Bayazit(3)	Director, CEO and CFO	20,701,571	89.6

All officers and directors as a group (1 person named above)		20,701,571	89.6

5% Securities Holders

Oxenuk Equity Fund Corp. (4)		1,300,000	5.7
________
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Based on 22,930,000 shares of the Company’s common stock outstanding immediately after the Closing and after giving effect to the Reverse Merger Transaction.

(3)	Includes 171,571 shares issuable upon conversion of notes. The address for each officer and director is c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, NY 10005.

(4)
Vassili Oxenuk has the voting and investment powers over the shares held by Oxenuk Equity Fund Corp. The address of Oxenuk Equity Fund Corp. is 2770 S. Maryland Pkwy, Suite 300, Las Vegas, Nevada 89109.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

John C. Leo, the Company’s former chief executive officer and director, was previously issued promissory notes (the “Notes”) with an outstanding balance of $100,000 and $55,500 as of December 31, 2010 and 2009, respectively, in consideration for the loans extended by him to fund the Company’s operations.  The notes originally carried a fixed rate of 15%. Principal and interest are to be paid at the occurrence of the following events: a) Any financing in excess of $25,000, b) A change of control of the board, c) The issuance of shares equal to or greater than 10% of the outstanding in any 12 month period or other securities in which upon conversion would equate to an issuance in excess of 10% of the outstanding, d) The occurrence of any business combination transaction.

On December 31, 2010, Mr. Leo has agreed to retroactively reduce the interest rate of all promissory notes due him to 4% and to extend the due dates of all notes to March 31, 2011. Mr. Leo also agreed to forgo accrued salaries of $31,459.50 owed to him in exchange for issuance of 699,679 shares of common stock.

On December 31, 2010, Brian Zucker, the Company’s former chief financial officer and director agreed to forego accrued salaries of $31,459.50 owed to him.

On February 4, 2011, Mr. Leo and ARG entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Mr. Leo sold to ARG, and ARG purchased from him, (a) an aggregate of 401,603 shares of the Company’s common stock representing approximately 50.1% of the then issued and outstanding shares of common stock for an aggregate purchase price of $225,000, or approximately $0.56 per share, and (b) the Notes for an aggregate purchase price of $100,000.

On July 12, 2010, ARG issued to certain investors 10% secured convertible notes in the aggregate principal amount of $1,201,000. The maturity date of the notes was January 12, 2012 with the interest accruing on the principal balance outstanding at a rate of 10% per annum starting from September 30, 2010 and payable on December 9, 2010, September 9, 2011 and on any conversion or payment date as applicable. The Company’s obligations under the notes were guaranteed by Oxenuk Equity Fund Corp. Vassili Oxenuk, who was a director of the Company until his resignation on September 24, 2011, has the voting and investment powers over the shares held by Oxenuk Equity Fund Corp.

The notes are in default. In August 2011, Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, purchased all the outstanding notes from the noteholders.

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

Director Independence

The Company does not have independent directors as defined by the Rules of NASDAQ, Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2011 and December 31, 2010 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2010

Audit Fees	$5,500	$5,500

Audit - Related Fees	3,000	1,500

Tax fees	-0-	-0-

All Other Fees	-0-	1,000

Total	$8,500	$8,000

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. The Audit Committee in accordance with its procedures approved all of the services described above.

PART IV

ITEM 15. EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

101	Interactive Data Files.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012

American Retail Group, Inc.

By:	/s/ Soledad Bayazit
Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, and principal financial and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Soledad Bayazit	Chief Executive Officer, Chief Financial Officer and Director	March 30, 2012
Soledad Bayazit	(principal executive officer, and principal financial and principal accounting officer)

AMERICAN RETAIL GROUP, INC.
 FINANCIAL STATEMENTS
DECEMBER 31, 2011

Paritz& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
and Stockholders of
American Retail Group, Inc.

We have audited the accompanying consolidated balance sheets of American Retail Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency and cash flow for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retail Group, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had limited cash, a working capital deficit, an accumulated deficit, a total deficit, and a net loss through December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
March 26, 2012

AMERICAN RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
	December 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS:
Cash and cash equivalents	$-	$470,521

TOTAL ASSETS	$-	$470,521

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,866	$16,691
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	50,343	-
Loan payable - related party	11,919	-

Total current liabilities	1,298,128	1,217,691

Total liabilities	1,298,128	1,217,691

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized;
22,930,000 and 20,801,603 shares issued and outstanding at
December 31, 2011 and 2010, respectively	2,293	2,080
Additional paid-in capital	283,694	229,434
Accumulated Deficit	(1,584,115)	(978,684)

Total stockholders' (deficit)	(1,298,128)	(747,170)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$470,521

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

OPERATING EXPENSES:
General and administrative expenses	380,915	624,384

Total operating expenses	380,915	624,384

(LOSS) FROM OPERATIONS	(380,915)	(624,384)

OTHER INCOME (EXPENSE)
Other Income	-	31,460
Interest expense	(110,228)	(60,768)

TOTAL OTHER INCOME (EXPENSE)	(110,228)	(29,308)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(491,143)	(653,692)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,496,398	20,103,841

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional Paid - In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	20,101,924	2,010	-	$-	149,945	$(324,992)	$(173,037)

Common stock issued in exchange of officer salary	699,679	70			79,489		79,559

Net loss			-	-	-	(653,692)	(653,692)

Balance, December 31, 2010	20,801,603	2,080	-	$-	229,434	$(978,683)	$(747,170)

Effect of Reverse Merger					(210,712)	(114,288)	(325,000)

Cancellation of shares resulting from	(18,401,603)	(1,840)			1,840		-

Capital Contribution					59,885		59,885

Common stock issued in exchange of related party loan	20,530,000	2,053			203,247		205,300

Net loss						(491,143)	(491,143)

	22,930,000	$2,293	-	$-	$283,694	$(1,584,114)	$(1,298,128)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(491,143)	$(653,692)

Adjustments to reconcile net loss to net cash
(used in) operating activities:

Expenses paid by related party	217,219
Forgiveness of accrued salary		(31,460)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	18,175	(5,290)
Accrued interest	50,343	11,412

Net cash used in operating activities	(205,406)	(679,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	(325,000)	-

Net cash used in investing activities	(325,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	-	1,145,500
Capital contribution	59,885	-

Net cash provided (used in) by financing activities	59,885	1,145,500

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(470,521)	466,470

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	470,521	4,051

CASH AND CASH EQUIVALENTS -
END OF YEAR	$-	$470,521

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

As a result of the share exchange described above, the Company became the parent company of ARG. The acquisition of ARG was accounted for as a reverse acquisition. ARG is considered the acquirer for accounting and financial reporting purposes.

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

Note 2 – Summary of Significant Accounting Policies

Going Concern

As shown in the accompanying financial statements, the Company had limited cash, a working capital deficit, an accumulated deficit, a total deficit, and a net loss through December 31, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Fair Value of Financial Instruments

The Company follows FASB ASC 825-10-50-10 “Financial Instruments-Overall-Disclosure” for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, , accounts payable and accrued expenses and notes payable to a related party, approximate their fair values because of the short maturity of these instruments.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 3 – Convertible Notes Payable

On July 12, 2010, the Company issued to certain investors 10% secured convertible bridge notes in the aggregate principal amount of $1,201,000, equal to the cash proceeds. The maturity date of the notes is January 12, 2012 and bear interest at a rate of 10% per annum The Company’s obligations under the bridge notes were guaranteed by Oxenuk Equity Fund Corp. under a limited recourse guaranty, which was secured by a pledge of 6 million shares of the Company’s common stock, held by Oxenuk Equity Fund, for the benefit of the holders of the notes.

AMERICAN RETAIL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

In August 2011, Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, purchased all the outstanding notes from the noteholders (see note 4)

Note 4 – Related Party Transactions

On July 12, 2010, ARG issued to certain investors 10% secured convertible notes in the aggregate principal amount of $1,201,000, equal to the cash proceeds of the issuance (see Note 3). The maturity date of the notes is January 12, 2012 and bears interest at a rate of 10% per annum.

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

In August 2011, Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, purchased all the outstanding notes from the noteholders for the aggregate amount of $1,201,000.

Interest expense on the Note payable – related party aggregated $50,343 for the year ended December 31, 2011.

During the year ended December 31, 2011, to finance our operations our chief executive officer has extended loans to us in the total amount of $217,219, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. The balance of $10,502 remains outstanding and payable on demand without interest. The remaining balance at December 31, 2011 of $11,919 is presented as Loan payable – related party in the accompanying consolidated balance sheet, such loan is non-interest bearing and due on demand.

Note 5 – Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.