Form 10-Q
period 2012-03-31
American Retail Group, Inc.
filed 2012-05-11
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

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

As of May 11, 2012, there were outstanding 28,930,000 shares of the registrant’s common stock, par value $.0001.

TABLE OF CONTENTS

		Page
PART I Financial Information

Item 1.	Financial Statements.

	Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-1

	Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited)	F-2

	Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited)	F-3

	Notes to Condensed Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 4.	Controls and Procedures	3

PART II Other Information

Item 6.	Exhibits.	5

	Signatures	6

	Exhibits/Certifications

PART I-FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN RETAIL GROUP, INC.
CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011

ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$28,586	$34,866
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	80,593	50,343
Loan payable - related party	20,859	11,919

Total current liabilities	1,331,038	1,298,128

Total liabilities	1,331,038	1,298,128

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized;
22,930,000 and 20,801,603 shares issued and outstanding at
December 31, 2011 and 2010, respectively	2,293	2,293
Additional paid-in capital	283,694	283,694
Accumulated Deficit	(1,617,025)	(1,584,115)

Total stockholders' (deficit)	(1,331,038)	(1,298,128)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended March 31
	2012	2011

OPERATING EXPENSES:
General and administrative expenses	2,660	128,114

Total operating expenses	2,660	128,114

LOSS FROM OPERATIONS	(2,660)	(128,114)

OTHER EXPENSE
Interest expense	(30,250)	(29,943)

TOTAL OTHER EXPENSE	(30,250)	(29,943)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(32,910)	(158,057)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,930,000	2,400,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended March 31
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(32,910)	$(158,057)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	(6,280)	(16,744)
Accrued interest	30,250	29,943

Net cash used in operating activities	(8,940)	(144,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary		(325,000)

Net cash used in investing activities	-	(325,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	8,940	-

Net cash provided by financing activities	8,940	-

NET DECREASE IN CASH
AND CASH EQUIVALENTS	-	(469,858)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	470,521

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$-	$663

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.
NOTES TO CODENSED FINANCIAL STATEMENTS
MARCH 31, 2012
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

On July 22, 2011, the Company and the former owners of SM Market entered into a Rescission Agreement whereby the parties agreed to rescind the 2010 Share Exchange and to release each other from any potential claims (the “Rescission”). The parties have determined that it is in their best interest to rescind the 2010 Share Exchange and unwind the transaction. Under the Rescission Agreement, all outstanding equity of SM Market will be returned to the former owners of SM Market and the Shares will be returned to the Company. In connection with the rescission of the 2010 Share Exchange, El Investment Corp. agreed to return to the Company for cancellation 11,201,603 shares of common stock held by it. The Rescission was completed on September 2, 2011.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company reflects all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

AMERICAN RETAIL GROUP, INC.
NOTES TO CODENSED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company had no cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through March 31, 2012, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

On July 12, 2010, ARG issued to certain investors 10% secured convertible notes in the aggregate principal amount of $1,201,000, equal to the cash proceeds of the issuance. The maturity date of the notes was January 12, 2012.

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

Interest expense on the Note payable – related party aggregated $30,250 for the three months ended March 31, 2012.

During the three month period ended March 31, 2012, to finance our operations our chief executive officer has extended loans to us in the total amount of $8,940. The balance of $20,859 remains outstanding and payable on demand without interest.

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

We did not have any revenues during the three month periods ended March 31, 2012 and 2011.

We incurred operating expenses of $2,660 for the three month period ended March 31, 2012. This compares to $128,114 in expenses during the three month period, which ended March 31, 2011. The operating expenses incurred in 2011 was primarily due to professional fees in connection with the 2011 Share Exchange.

The Company incurred interest expense in the amount of $30,250 for the three month period ended March 31, 2012 on the notes to a related party. This compares to $29,943 in interest expense for the three month period ended March 31, 2011 on the convertible notes.

The Company realized a net loss of $32,910 for the three month period ended March 31, 2012, respectively. This compares to $158,057 in net loss during the three month period, which ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to investors of bridge convertible notes in the aggregate principal amount of $1,201,000 in 2010. In connection with the Rescission, our chief executive officer has purchased from the investors all the outstanding notes. During the three month period ended March 31, 2012 and up to the date of this report, to finance our operations our chief executive officer has extended loans to us in the total amount of $8,940. The balance of $20,859 remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

Contractual Obligations

At March 31, 2012, our significant contractual obligations were the 10% bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. All the notes are in default. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through March 31, 2012, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

AMERICAN RETAIL GROUP, INC.

Date: May 11, 2012	By:	/s/ Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)