Form 10-Q
period 2012-06-30
American Retail Group, Inc.
filed 2012-08-13
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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

As of August 13, 2012, there were outstanding 22,930,000 shares of the registrant’s common stock, par value $.0001.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.

	Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-1

	Condensed Statements of Operations for the six and three months ended June 30, 2012 and 2011 (Unaudited)	F-2

	Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited)	F-3

	Notes to Condensed Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 4.	Controls and Procedures	3

PART II	Other Information

Item 6.	Exhibits.	5

	Signatures	6

	Exhibits/Certifications

PART I-FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN RETAIL GROUP, INC.
CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2012	2011

ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,986	$34,866
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	110,843	50,343
Loan payable - related party	29,738	11,919

Total current liabilities	1,378,567	1,298,128

Total liabilities	1,378,567	1,298,128

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized;
22,930,000 shares issued and outstanding at
June 30, 2012 and December 31, 2011	2,293	2,293
Additional paid-in capital	283,694	283,694
Accumulated Deficit	(1,664,554)	(1,584,115)

Total stockholders' (deficit)	(1,378,567)	(1,298,128)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011

OPERATING EXPENSES:
General and administrative expenses	19,939	128,782	17,279	668

Total operating expenses	19,939	128,782	17,279	668

LOSS FROM OPERATIONS	(19,939)	(128,782)	(17,279)	(668)

OTHER EXPENSE
Interest expense	(60,500)	(59,885)	(30,250)	(29,943)

TOTAL OTHER EXPENSE	(60,500)	(59,885)	(30,250)	(29,943)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(80,439)	(188,667)	(47,529)	(30,611)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.02)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,930,000	11,141,753	22,930,000	20,801,603

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(80,439)	$(188,667)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,120	(16,691)
Accrued interest	60,500	59,885

Net cash used in operating activities	(17,819)	(145,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary		(325,000)

Net cash used in investing activities	-	(325,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	-	-
Loan from related party	17,819	-

Net cash provided by financing activities	17,819	-

NET DECREASE IN CASH
AND CASH EQUIVALENTS	-	(470,473)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	470,521

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$-	$48

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The results of operations for the six and three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company had no cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through June 30, 2012, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interest expense on the Note payable – related party aggregated $60,500 and $30,250 for the six and three months ended June 30, 2012, respectively.

During the six month period ended June 30, 2012, to finance our operations our chief executive officer has extended loans to us in the total amount of $17,819. The balance of $29,738 remains outstanding and payable on demand without interest.

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

We did not have any revenues during the six and three month periods ended June 30, 2012 and 2011.

We incurred operating expenses of $17,279 and $19,939 for the three and six month periods ended June 30, 2012, respectively. This compares to $668 and $128,782 in expenses during the three and six month periods, which ended June 30, 2011. The operating expenses incurred in 2011 was primarily due to professional fees in connection with the 2011 Share Exchange.

The Company incurred interest expense in the amount of $30,250 and $60,500 for the three and six month periods ended June 30, 2012, respectively, on the notes to a related party. This compares to $29,943 and $59,885 in interest expense for the three and six month periods ended June 30, 2012, respectively, on the convertible notes.

The Company realized a net loss of $47,529 and $80,439 for the three and six month periods ended June 30, 2012, respectively. This compares to $30,611 and $188,667 in net loss during the three and six month periods ended June 30, 2012, respectively.

Liquidity and Capital Resources

As of March 31, 2012 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to investors of bridge convertible notes in the aggregate principal amount of $1,201,000 in 2010. In connection with the Rescission, our chief executive officer has purchased from the investors all the outstanding notes. During the six month period ended June 30, 2012 and up to the date of this report, to finance our operations our chief executive officer has extended loans to us in the total amount of $17,819. The balance of $29,738 remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

Contractual Obligations

At June 30, 2012, our significant contractual obligations were the 10% bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. All the notes are in default. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN RETAIL GROUP, INC.

Date: August 13, 2012	By:	/s/ Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)