Form 10-Q
period 2012-09-30
American Retail Group, Inc.
filed 2012-11-14
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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

As of November 13, 2012, there were outstanding 22,930,000 shares of the registrant’s common stock, par value $.0001.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	F-1

	Condensed Statements of Operations for the nine and three months ended September 30, 2012 and 2011 (Unaudited)	F-2

	Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited)	F-3

	Notes to Condensed Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 4.	Controls and Procedures	4

PART II	Other Information

Item 6.	Exhibits.	6

	Signatures	7

	Exhibits/Certifications

PART I-FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN RETAIL GROUP, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011

ASSETS

ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$40,861	$34,866
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	141,093	50,343
Loan payable - related party	30,029	11,919

Total current liabilities	1,412,983	1,298,128

Total liabilities	1,412,983	1,298,128

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized;
22,930,000 shares issued and outstanding at
September 30, 2012 and December 31, 2011	2,293	2,293
Additional paid-in capital	283,694	283,694
Accumulated Deficit	(1,698,970)	(1,584,115)

Total stockholders' (deficit)	(1,412,983)	(1,298,128)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AMERICAN RETAIL GROUP, INC.
CONDENCED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30		Three Months Ended September 30
	2012	2011	2012	2011

OPERATING EXPENSES:
General and administrative expenses	24,105	344,632	4,166	215,850

Total operating expenses	24,105	344,632	4,166	215,850

LOSS FROM OPERATIONS	(24,105)	(344,632)	(4,166)	(215,850)

OTHER EXPENSE
Interest expense	(90,750)	(89,910)	(30,250)	(30,025)

TOTAL OTHER EXPENSE	(90,750)	(89,910)	(30,250)	(30,025)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(114,855)	(434,542)	(34,416)	(245,875)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,930,000	24,478,606	22,930,000	28,930,000

The accompanying notes are an integral part of these condenced financial statements.

AMERICAN RETAIL GROUP, INC.
CONDENCED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(114,855)	$(434,542)

Adjustments to reconcile net loss to net cash
(used in) operating activities:

Expenses paid by related party		215,802

Changes in operating assets and liabilities
Accounts payable and accrued expenses	5,995	(16,691)
Accrued interest	90,750	30,025

Net cash used in operating activities	(18,110)	(205,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary		(225,000)

Net cash used in investing activities	-	(225,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Note payable	-	(100,000)
Capital contribution		59,885
Loan from related party	18,110	-

Net cash provided by financing activities	18,110	(40,115)

NET DECREASE IN CASH
AND CASH EQUIVALENTS	-	(470,521)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	470,521

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$-	$-

The accompanying notes are an integral part of these condenced financial statements.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
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

The results of operations for the nine and three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company had no cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through September 30, 2012, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interest expense on the Note payable – related party aggregated $90,750 and $30,250 for the nine and three months ended September 30, 2012, respectively.

During the nine month period ended September 30, 2012, to finance our operations our chief executive officer has extended loans to us in the total amount of $18,110. The balance of $30,029 remains outstanding and payable on demand without interest.

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

We did not have any revenues during the nine and three month periods ended September 30, 2012 and 2011.

We incurred operating expenses of $4,166 and $24,105 for the three and nine month periods ended September 30, 2012, respectively. This compares to $215,850 and $344,632 in expenses during the three and nine month periods, which ended September 30, 2011. The operating expenses incurred in 2011 were primarily due to professional fees in connection with the 2011 Share Exchange.

The Company incurred interest expense in the amount of $30,250 and $90,750 for the three and nine month periods ended September 30, 2012, respectively, on the notes to a related party. This compares to $30,025 and $89,910 in interest expense for the three and nine month periods ended September 30, 2011, respectively, on the convertible notes.

The Company realized a net loss of $34,416 and $114,855 for the three and nine month periods ended September 30, 2012, respectively. This compares to $245,875 and $434,542 in net loss during the three and nine month periods ended September 30, 2011, respectively.

Liquidity and Capital Resources

As of September 30, 2012 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to investors of bridge convertible notes in the aggregate principal amount of $1,201,000 in 2010. In connection with the Rescission, our chief executive officer has purchased from the investors all the outstanding notes. During the nine month period ended September 30, 2012 and up to the date of this report, to finance our operations our chief executive officer has extended loans to us in the total amount of $18,110. The balance of $30,029 remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

Contractual Obligations

At September 30, 2012, our significant contractual obligations were the 10% bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. All the notes are in default. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETAIL GROUP, INC.

Date: November 14, 2012	By:	/s/ Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)