Form 10-K
period 2012-12-31
American Retail Group, Inc.
filed 2013-04-01
CIK 277905

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012, the last day of the registrant’s second fiscal quarter, was $557,250.

The number of shares of Common Stock, $0.0001 par value, outstanding on March 29, 2013, was 22,930,000 shares.

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

At December 31, 2012, we had two part-time employees.  Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations.

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

Year	High	Low

2012
First Quarter	1.1	0.1143
Second Quarter	0.25	0.25
Third Quarter	0.516	0.25
Fourth Quarter	0.3099	0.25

2011
First Quarter	9.00	1.01
Second Quarter	7.00	3.10
Third Quarter	1.50	1.50
Fourth Quarter	1.15	1.10

HOLDERS OF COMMON EQUITY

As of March 29, 2013, the number of record holders of our common shares was approximately 172.

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

We did not have any revenues during the fiscal years ended December 31, 2011 and 2012.

We incurred operating expenses of $380,915 and $25,578 for the fiscal years ended December 31, 2011 and 2012, respectively.

The Company incurred an interest expense in the amount of $110,228 and $120,100 for the fiscal years ended December 31, 2011 and 2012, respectively, on the bridge notes.

The Company realized a net loss of $491,143 and $145,678 for the fiscal years ended December 31, 2011 and 2012, respectively.

Liquidity and Capital Resources

As of December 31, 2012 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to investors of bridge convertible notes in the aggregate principal amount of $1,201,000 in 2010. In connection with the Rescission, our chief executive officer has purchased from the investors all the outstanding notes. During the fiscal year ended December 31, 2012, to finance our operations our chief executive officer has extended loans to us in the total amount of $53,310. The balance of $65,229 remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

Contractual Obligations

At December 31, 2012, our significant contractual obligations were the bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. All the notes are in default. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through December 31, 2012, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2012.   In the course of that evaluation, the Company’s management determined that that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  Based on its evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15, the Company’s management found the Company’s disclosure controls and procedures to be ineffective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the management of the Company has concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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
		Secretary, Treasurer and Director

Soledad Bayazit, 49, has served as President and a director of the Company since February 2011.  Since October 2006, Ms. Bayazit has served as President of Joint Venture “Emperador.”  Beginning in 2000, Emperador, and its predecessor company, Paola LLC, have been primarily engaged in humanitarian projects in cooperation with the Government of the Republic of Kazakhstan.  Such humanitarian projects included the construction of a hospital in Astana and assisted living locations for the indigent in Almaty.  Ms. Bayazit was also the President of Paola LLC after she founded the company in 1993.  Paola owned and operated manufacturing facilities used in the production of work clothes for industrial organizations in Kazakhstan.  During the period from 1983 to 1993, Ms. Bayazit held various positions within the Ministry of Consumer Goods of the USSR and Kazakhstan (from 1991).  These positions were Senior Economist (1983-1987), Chief of the Planning Department (1987-1989), Controller (1989-1990), Chief Financial Officer (1990-1992) and Vice President (1992-1993).  Ms. Bayazit received a B.A. in Economics and Trade Management and in Finance and Credit from Karagandy Economic University in 1983, and an M.B.A. from the Kaliningrad State Technical University in 2012. We believe that Ms. Bayazit’s qualifications and her almost 20 years of experience in the consumer goods industry of Kazakhstan provide a unique perspective for our Board.

Our directors and executive officers have not, during the past ten years:

●	had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

●	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

●
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

●
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of transactions in securities of the Company on Forms 3, 4, and 5. Based solely on its review of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended December 31, 2012.

ITEM 11.   EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid to our executive officers, for the two years ended December 31, 2012 and 2011. No executive officer received compensation in excess of $100,000 for any of those two years.

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation	Total Compensation

Soledad Bayazit(1)	2012	$-		$-	$-	$-
CEO, CFO and Director	2011	$-		$-	$-	$-

John Leo(2)	2012	$-		$-	$-	$-
CEO, CFO and Director	2011	$10,000	(2)	$0	$0	$10,000

(1)	Ms. Bayazit was appointed as our Chief Executive Officer, President, Secretary and Director on February 11, 2011. Ms. Bayazit has been Chief Executive Officer and Director of ARG since March 2010.

(2)	Mr. Leo tendered his resignations as our Chief Executive Officer, President, Secretary and Director on February 11, 2011.

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2011 and 2012.

Director Compensation

For the year ended December 31, 2012, none of the members of our Board of Directors received compensation for their service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

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

Name	Office	Shares Beneficially Owned(1)	Percent of Class(2)
Officers and Directors

Soledad Bayazit(3)	Director, CEO and CFO	20,701,571	89.6

All officers and directors as a group (1 person named above)		20,701,571	89.6

5% Securities Holders

Oxenuk Equity Fund Corp. (4)		1,300,000	5.7
_____________
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Based on 22,930,000 shares of the Company’s common stock outstanding as of the date of this report.

(3)	Includes 171,571 shares issuable upon conversion of notes. The address for each officer and director is c/o Primary Capital LLC, 80 Wall Street, 5th Floor, New York, NY 10005.

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

During the fiscal year ended December 31, 2011, to finance our operations our chief executive officer has extended loans to us in the total amount of $217,219, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. During the fiscal year ended December 31, 2012, to finance our operations our chief executive officer has extended loans to us in the total amount of $53,310. The balance of $65,229 remains outstanding and payable on demand without interest.

Director Independence

The Company does not have independent directors as defined by the Rules of NASDAQ, Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2011 and December 31, 2012 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2012

Audit Fees	$5,500	$5,500

Audit - Related Fees	3,000	4,500

Tax fees	-0-	-0-

All Other Fees	-0-	-0-

Total	$8,500	$10,000

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

Dated: April 1, 2013

American Retail Group, Inc.

By:	/s/ Soledad Bayazit
Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, and principal financial and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Soledad Bayazit	Chief Executive Officer, Chief Financial Officer and Director	April 1, 2013
Soledad Bayazit	(principal executive officer, and principal financial and principal accounting officer)

AMERICAN RETAIL GROUP, INC.
 FINANCIAL STATEMENTS
DECEMBER 31, 2012

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
and Stockholders of
American Retail Group, Inc.

We have audited the accompanying consolidated balance sheets of American Retail Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retail Group, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had no cash, a working capital deficit, an accumulated deficit, and does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
March 26, 2013

AMERICAN RETAIL GROUP, INC.
CONDENSED BALANCE SHEETS

ASSETS
	December 31, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,134	$34,866
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	170,443	50,343
Loan payable - related party	65,229	11,919

Total current liabilities	1,443,806	1,298,128

Total liabilities	1,443,806	1,298,128

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized;
22,930,000 and 22,930,000 shares issued and outstanding at
December 31, 2012 and 2011, respectively	2,293	2,293
Additional paid-in capital	283,694	283,694
Accumulated Deficit	(1,729,793)	(1,584,115)

Total stockholders' (deficit)	(1,443,806)	(1,298,128)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

OPERATING EXPENSES:
General and administrative expenses	25,578	380,915
Total operating expenses	25,578	380,915

LOSS FROM OPERATIONS	(25,578)	(380,915)

OTHER EXPENSE
Interest expense	120,100	110,228

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(145,678)	(491,143)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,930,000	19,496,398

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(145,678)	$(491,143)

Adjustments to reconcile net loss to net cash
(used in) operating activities:

Expenses paid by related party	-	217,219
Accrued interest to related parties	120,100	50,343

Changes in operating assets and liabilities
Accounts payable and accrued expenses	(27,732)	18,175

Net cash used in operating activities	(53,310)	(205,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	-	(325,000)

Net cash used in investing activities	-	(325,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loan from related party	53,310	59,885

Net cash provided by financing activities	53,310	59,885

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	-	(470,521)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	-	470,521

CASH AND CASH EQUIVALENTS -
END OF YEAR	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS DEFICIT

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid - In Capital	Deficit	Total

Balance, January1, 2011	20,801,603	$2,080.00	-	$-	$229,434	$(978,683)	$(747,170)

Effect of Reverse Merger					(210,712)	(114,288)	(325,000)

Cancellation of shares resulting from rescission	(18,401,603)	(1,840)			1,840		-

Capital Contribution					59,885		59,885

Common stock issued in exchange of related party loan	20,530,000	2,053			203,247		205,300

Net loss						(491,143)	(491,143)

Balance, December 31, 2011	22,930,000	$2,293	-	$-	$283,694	$(1,584,114)	$(1,298,128)

Net loss						(145,678)	(145,678)

Balance, December 31, 2012	22,930,000	$2,293	-	$-	$283,694	$(1,729,792)	$(1,443,806)

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Fair Value of Financial Instruments

The Company follows FASB ASC 825-10-50-10 “Financial Instruments-Overall-Disclosure” for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts payable and accrued expenses and notes payable to a related party, approximate their fair values because of the short maturity of these instruments.

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

Note 3 – Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, has no cash, has losses and an accumulated deficit, and a working capital deficiency.  The Company does not currently have any revenue generating operations.  These conditions, among others, raise substantial doubt about the ability  of the  Company to  continue  as a going concern.

In view of these  matters,  continuation  as a going  concern is dependent  upon continued  operations  of the  Company,  which  in turn is  dependent  upon  the Company's  ability  to,  meets  its  financial  requirements,  raise  additional capital,  and the success of its future operations.  The financial statements do not  include  any  adjustments  to the amount and  classification  of assets and liabilities  that may be  necessary  should the Company not  continue as a going concern.

Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating company with positive cash flow. Management intends to seek new capital from owners and related parties to provide needed funds.

AMERICAN RETAIL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Interest expense on the Note payable – related party aggregated $120,100 and 50,343 for the year ended December 31, 2012 and 2011, respectively.

During the fiscal year ended December 31, 2011, to finance our operations our chief executive officer has extended loans to us in the total amount of $217,219, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. During the fiscal year ended December 31, 2012, to finance our operations our chief executive officer has extended loans to us in the total amount of $53,310. The remaining balance at December 31, 2012 of $65,229 is presented as Loan payable – related party in the accompanying consolidated balance sheet, such loan is non-interest bearing and due on demand.

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