Form 10-Q
period 2013-03-31
American Retail Group, Inc.
filed 2013-05-15
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

As of May 14, 2013, there were outstanding 22,930,000 shares of the registrant’s common stock, par value $.0001.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	F-1

	Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited)	F-2

	Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited)	F-3

	Notes to Condensed Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 4.	Controls and Procedures	3

PART II	Other Information

Item 6.	Exhibits.	5

	Signatures	6

	Exhibits/Certifications

PART I-FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
AMERICAN RETAIL GROUP, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31,	December 31,
	2013	2012

ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,326	$7,134
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	200,468	170,443
Loan payable - related party	66,244	65,229

Total current liabilities	1,482,038	1,443,806

Total liabilities	1,482,038	1,443,806

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized;
22,930,000 shares issued and outstanding at March 31, 2013 and December 31, 2012.	2,293	2,293
Additional paid-in capital	283,694	283,694
Accumulated Deficit	(1,768,025)	(1,729,793)

Total stockholders' deficit	(1,482,038)	(1,443,806)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
CONDENCED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31
	2013	2012

OPERATING EXPENSES:
General and administrative expenses	8,207	2,660

Total operating expenses	8,207	2,660

LOSS FROM OPERATIONS	(8,207)	(2,660)

OTHER EXPENSE
Interest expense	(30,025)	(30,250)

TOTAL OTHER EXPENSE	(30,025)	(30,250)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(38,232)	(32,910)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,930,000	22,930,000

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
CONDENCED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31
	2013	2012

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(38,232)	$(32,910)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	7,192	(6,280)
Accrued interest	30,025	30,250

Net cash used in operating activities	(1,015)	(8,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	1,015	8,940

Net cash provided by financing activities	1,015	8,940

NET DECREASE IN CASH
AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

Note 4 – Related Party Transactions

Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, holds 10% secured convertible notes due January 12, 2012 in the aggregate principal amount of $1,201,000 which are currently in default. Interest expense on the Note payable – related party aggregated $30,025 for the three months ended March 31, 2013.

During the fiscal year ended December 31, 2011, to finance our operations our chief executive officer has extended loans to us in the total amount of $217,219, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. During the fiscal year ended December 31, 2012, to finance our operations our chief executive officer has extended loans to us in the total amount of $53,310. During the three month period ended March 31, 2013, to finance our operations our chief executive officer has extended loans to us in the total amount of $1,015. The remaining balance at March 31, 2013 of $66,244 is presented as Loan payable – related party in the accompanying consolidated balance sheet, such loan is non-interest bearing and due on demand.

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

We did not have any revenues during the three month periods ended March 31, 2013 and 2012.

We incurred operating expenses of $8,207 for the three month period ended March 31, 2013 as compared to $2,660 in operating expenses during the three month period ended March 31, 2012. The Company incurred interest expense in the amount of $30,025 and $30,250 for the three month periods ended March 31, 2013 and 2012, respectively, on the notes to a related party. The Company realized a net loss of $38,232 and $32,910 for the three month periods ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of March 31, 2013 we had $0 in cash. During the three month period ended March 31, 2013 and up to the date of this report, to finance our operations our chief executive officer has extended loans to us in the total amount of $1,015. The balance of $66,244 remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

Contractual Obligations

At March 31, 2013, our significant contractual obligations were the 10% bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. All the notes are in default. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through March 31, 2013, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.   CONTROLS AND PROCEDURES.

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

AMERICAN RETAIL GROUP, INC.

Date: May 15, 2013	By:	/s/ Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)