Form 10-K
period 2013-12-31
American Retail Group, Inc.
filed 2014-04-15
CIK 277905

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013, the last day of the registrant’s second fiscal quarter, was $6,364,300.

The number of shares of Common Stock, $0.0001 par value, outstanding on April 14, 2014, was 22,930,000 shares.

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

At December 31, 2013, we had two part-time employees.  Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations.

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

Year	High	Low

2013
First Quarter	0.3099	0.3099
Second Quarter	0.31	0.31
Third Quarter	0.31	0.31
Fourth Quarter	0.42	0.42

2012
First Quarter	1.1	0.1143
Second Quarter	0.25	0.25
Third Quarter	0.516	0.25
Fourth Quarter	0.3099	0.25

HOLDERS OF COMMON EQUITY

As of April 14, 2014, the number of record holders of our common shares was approximately 172.

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

Results of Operations

We did not have any revenues during the fiscal years ended December 31, 2013 and 2012.

We incurred operating expenses of $22,030 and $25,578 for the fiscal years ended December 31, 2013 and 2012, respectively.

The Company incurred an interest expense in the amount of $120,100 and $120,100 for the fiscal years ended December 31, 2013 and 2012, respectively, on the bridge notes.

The Company realized a net loss of $142,130 and $145,678 for the fiscal years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of December 31, 2013 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to investors of bridge convertible notes in the aggregate principal amount of $1,201,000 in 2010. In connection with the Rescission, our chief executive officer has purchased from the investors all the outstanding notes. During the fiscal year ended December 31, 2013, to finance our operations our chief executive officer has extended loans to us in the total amount of $9,290. The balance of $74,519 remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

Contractual Obligations

At December 31, 2013, our significant contractual obligations were the bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. All the notes are in default. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through December 31, 2013, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2013.   In the course of that evaluation, the Company’s management determined that that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  Based on its evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15, the Company’s management found the Company’s disclosure controls and procedures to be ineffective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the management of the Company has concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid to our executive officers, for the two years ended December 31, 2013 and 2012. No executive officer received compensation in excess of $100,000 for any of those two years.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Stock Awards	All other Compensation	Total Compensation

Soledad Bayazit	2013	$-	$-	$-	$-
CEO, CFO and Sole Director	2012	$-	$-	$-	$-

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2013 and 2012.

Director Compensation

For the year ended December 31, 2013, none of the members of our Board of Directors received compensation for their service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

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

During the fiscal year ended December 31, 2011, to finance our operations our chief executive officer has extended loans to us in the total amount of $217,219, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. During the fiscal year ended December 31, 2012, to finance our operations our chief executive officer has extended loans to us in the total amount of $53,310. The balance of $65,229 remains outstanding and payable on demand without interest. During the fiscal year ended December 31, 2013, to finance our operations our chief executive officer has extended loans to us in the total amount of $9,920. The balance of $74,519 remains outstanding and payable on demand without interest.

Director Independence

The Company does not have independent directors as defined by the Rules of NASDAQ, Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2013 and December 31, 2012 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012

Audit Fees	$10,000	$10,000

Audit - Related Fees	-0-	-0-

Tax fees	-0-	-0-

All Other Fees	-0-	-0-

Total	$10,000	$10,000

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

Dated: April 15, 2014

American Retail Group, Inc.

By:	/s/ Soledad Bayazit
Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, and principal financial and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Soledad Bayazit	Chief Executive Officer, Chief Financial Officer and Director	April 15, 2014
Soledad Bayazit	(principal executive officer, and principal financial and principal accounting officer)

Paritz & Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 Tel.: (201) 342-7753 Fax: (201) 342-7598 E-mail: PARITZ@paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
and Stockholders of
American Retail Group, Inc.

We have audited the accompanying consolidated balance sheets of American Retail Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retail Group, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 15, 2014

AMERICAN RETAIL GROUP, INC.
CONDENSED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2013	2012

ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,874	$7,134
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	290,543	170,443
Loan payable - related party	74,519	65,229

Total current liabilities	1,585,936	1,443,806

Total liabilities	1,585,936	1,443,806

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized;
22,930,000 and 22,930,000 shares issued and outstanding at
December 31, 2013 and 2012, respectively	2,293	2,293
Additional paid-in capital	283,694	283,694
Accumulated Deficit	(1,871,923)	(1,729,793)

Total stockholders' (deficit)	(1,585,936)	(1,443,806)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

OPERATING EXPENSES
General and administrative expenses	22,030	25,578

Total operating expenses	22,030	25,578

LOSS FROM OPERATIONS	(22,030)	(25,578)

OTHER EXPENSE
Interest expense	120,100	120,100

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(142,130)	(145,678)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,930,000	22,930,000

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
CONDENCED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(142,130)	$(145,678)

Adjustments to reconcile net loss to net cash (used in) operating activities:

Expenses paid by related party	-	-
Accrued interest to related parties	120,100	120,100

Changes in operating assets and liabilities
Accounts payable and accrued expenses	$12,740	(27,732)

Net cash used in operating activities	(9,290)	(53,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loan from related party	9,290	53,310

Net cash provided by financing activities	9,290	53,310

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS DEFICIT

	Common Stock		Preferred Stock		Additional Paid - In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January1, 2012	22,930,000	2,293	-	-	283,694	(1,584,114)	(1,298,128)

Net loss						(145,678)	(145,678)

Balance, December 31, 2012	22,930,000	2,293	-	-	283,694	$(1,729,792)	$(1,443,806)

Net loss						(142,130)	(142,130)

Balance, December 31, 2013	22,930,000	2,293	-	-	283,694	$(1,871,922)	$(1,585,936)

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

On July 22, 2011, the Company and the former owners of SM Market entered into a Rescission Agreement whereby the parties agreed to rescind the 2010 Share Exchange and to release each other from any potential claims (the “Rescission”). The parties have determined that it is in their best interest to rescind the 2010 Share Exchange and unwind the transaction. Under the Rescission Agreement, all outstanding equity of SM Market was returned to the former owners of SM Market and the Shares were returned to the Company. In connection with the rescission of the 2010 Share Exchange, El Investment Corp. agreed to return to the Company for cancellation 11,201,603 shares of common stock held by it. The Rescission was completed on September 2, 2011.

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

Note 3 – Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  However, the Company has no cash, has losses and an accumulated deficit, and does not have any revenue generating operations.  The Company does not currently have any revenue generating operations.  These conditions, among others, raise substantial doubt about the ability of the  Company to  continue  as a going concern.

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

Interest expense on the Note payable – related party aggregated $120,100 and 120,100 for the year ended December 31, 2013 and 2012, respectively.

During the fiscal year ended December 31, 2011, to finance our operations our chief executive officer has extended loans to us in the total amount of $217,219, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. During the fiscal years ended December 31, 2012 and 2013, to finance our operations our chief executive officer has extended loans to us in the total amount of $53,310 and $9,920, respectively. The remaining balance at December 31, 2013 of $74,519 is presented as Loan payable – related party in the accompanying consolidated balance sheet, such loan is non-interest bearing and due on demand.

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