Form 10-Q
period 2014-06-30
American Retail Group, Inc.
filed 2014-08-15
CIK 277905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 13, 2014, there were outstanding 22,930,000 shares of the registrant’s common stock, par value $.0001.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	F-1

	Condensed Statements of Operations for the three months ended June 30, 2014 and 2013 (Unaudited)	F-2

	Condensed Statements of Cash Flows for the three months ended June 30, 2014 and 2013 (Unaudited)	F-3

	Notes to Condensed Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 4.	Controls and Procedures	4

PART II	Other Information

Item 6.	Exhibits.	6

	Signatures	7

	Exhibits/Certifications

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

ASSETS
	June 30,	December 31,
	2014	2013

ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$33,027	$19,874
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	350,593	290,543
Loan payable - related party	79,906	74,519

Total current liabilities	1,664,525	1,585,936

Total liabilities	1,664,525	1,585,936

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized;
22,930,000 shares issued and outstanding at
June 30, 2014 and December 31, 2013	2,293	2,293
Additional paid-in capital	283,694	283,694
Accumulated Deficit	(1,950,512)	(1,871,923)

Total stockholders' (deficit)	(1,664,525)	(1,585,936)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

 The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Six Months Ended June 30		Three Months Ended June 30
	2014	2013	2014	2013

OPERATING EXPENSES:
General and administrative expenses	18,539	14,385	18,539	17,279

Total operating expenses	18,539	14,385	18,539	17,279

LOSS FROM OPERATIONS	(18,539)	(14,385)	(18,539)	(17,279)

OTHER EXPENSE
Interest expense	(60,050)	(60,500)	(30,025)	(30,250)

TOTAL OTHER EXPENSE	(60,050)	(60,500)	(30,025)	(30,250)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(78,589)	(74,885)	(48,564)	(47,529)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,930,000	22,930,000	22,930,000	22,930,000

 The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(78,589)	$(74,885)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	13,153	2,120
Accrued interest	60,050	60,500

Net cash used in operating activities	(5,387)	(12,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and note payable	-	-
Loan from related party	5,387	17,819

Net cash provided by financing activities	5,387	17,819

NET DECREASE IN CASH AND CASH EQUIVALENTS	(0)	5,554

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$(0)	$5,554

 The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Note 4 – Related Party Transactions

Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, holds 10% secured convertible notes due January 12, 2012 in the aggregate principal amount of $1,201,000 which are currently in default. Interest expense on the Note payable – related party aggregated $29,614 and $30,025 for the three months ended June 30, 2014 and 2013, respectively.

To finance our operations our chief executive officer has extended loans to us in the total amount of $285,206, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. The remaining balance at June 30, 2014 of $79,906 is presented as Loan payable – related party in the accompanying consolidated balance sheet, such loan is non-interest bearing and due on demand.

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

We did not have any revenues during the three and six month periods ended June 30, 2014 and 2013.

We incurred operating expenses of $18,539 and $17,279 for the three month periods ended June 30, 2014 and 2013, respectively. The Company incurred interest expense in the amount of $30,025 and $30,250 for the three month periods ended June 30, 2014 and 2013, respectively. The Company realized a net loss of $48,564 and $47,529 for the three month periods ended June 30, 2014 and 2013, respectively.

We incurred operating expenses of $18,539 and $14,385 for the six month periods ended June 30, 2014 and 2013, respectively. The Company incurred interest expense in the amount of $60,050 and $60,050 for the six month periods ended June 30, 2014 and 2013, respectively. The Company realized a net loss of $78,589 and $74,885 for the six month periods ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of June 30, 2014 we had $0 in cash. To finance our operations our chief executive officer has extended loans to us in the total amount of $74,519. This loan remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

3

Contractual Obligations

At June 30, 2014, our significant contractual obligations were the 10% bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. All the notes are in default. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through June 30, 2014, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

4

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

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETAIL GROUP, INC.

Date: August 15, 2014	By:	/s/ Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

7