Form 10-K
period 2014-12-31
American Retail Group, Inc.
filed 2015-04-15
CIK 277905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AMERICAN RETAIL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-53244	13-1869744
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

c/o Primary Capital LLC

90 Broad Street, 9th Floor

New York, New York 10004

 (Address of principal executive offices, including zip code)

(212) 464-8777

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2014, the last day of the registrant’s second fiscal quarter, was $55,711.

The number of shares of Common Stock, $0.0001 par value, outstanding on April 14, 2015, was 22,930,000 shares.

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

The Company expects to incur additional costs related to its ongoing reporting obligations. We intend to raise additional debt and/or equity financing to sustain our operations. We do not expect to generate a positive cash flow from operations. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding.

Our principal office is located at c/o Primary Capital LLC, 90 Broad Street, 9th Floor, New York, NY 10004. Our telephone number is (212) 464-8777. Our common stock is quoted on the OTCQB under the trading symbol “ARGB.”

At December 31, 2014, we had two part-time employees. Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations.

ITEM 2. PROPERTY.

We do not own any real property.  Our corporate headquarters are at c/o Primary Capital LLC, 90 Broad Street, 9th Floor, New York, New York. The office space is provided to us free of charge by Primary Capital LLC, our shareholder.

ITEM 3. LEGAL PROCEEDINGS.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is quoted on the OTCQB under the symbol “ARGB.” The following table shows the high and low closing prices for the periods indicated.

Year	High	Low

2014
First Quarter	1.5	0.004
Second Quarter	1.5	0.025
Third Quarter	0.161	0.161
Fourth Quarter	0.161	0.05

2013
First Quarter	0.3099	0.3099
Second Quarter	0.31	0.31
Third Quarter	0.31	0.31
Fourth Quarter	0.42	0.42

HOLDERS OF COMMON EQUITY

As of April 13, 2015, the number of record holders of our common shares was approximately 172.

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

Results of Operations

We did not have any revenues during the fiscal years ended December 31, 2014 and 2013.

We incurred operating expenses of $44,520 and $22,030 for the fiscal years ended December 31, 2014 and 2013, respectively. The increase in operating expenses occurred due to additional research and fees associated with preparation of documents by a legal team.

The Company incurred an interest expense in the amount of $120,100 and $120,100 for the fiscal years ended December 31, 2014 and 2013, respectively, on the note payable to our principal stockholder.

The Company realized a net loss of $164,620 and $142,130 for the fiscal years ended December 31, 2014 and 2013, respectively due to the items reflected above.

Liquidity and Capital Resources

As of December 31, 2014 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to our principal stockholder of convertible notes in the aggregate principal amount of $1,201,000. During the fiscal year ended December 31, 2014, to finance our operations our chief executive officer has extended loans to us in the total amount of $16,644. The balance due to principal shareholder of $91,163 remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

Contractual Obligations

At December 31, 2014, our significant contractual obligations were the bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012. All the notes are in default. In August 2011, all the notes were purchased from the investors by the Company’s Chief Executive Officer and sole director.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through December 31, 2014, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2014.   In the course of that evaluation, the Company’s management determined that that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  Based on its evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15, the Company’s management found the Company’s disclosure controls and procedures to be ineffective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the management of the Company has concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with American Retail Group, Inc.	Since
Soledad Bayazit	52	President, Chief Executive Officer, Chief Financial Officer,	2011
		Secretary, Treasurer and Director

Soledad Bayazit, 52, has served as President and a director of the Company since February 2011. Since October 2006, Ms. Bayazit has served as President of Joint Venture “Emperador.”  Beginning in 2000, Emperador, and its predecessor company, Paola LLC, have been primarily engaged in humanitarian projects in cooperation with the Government of the Republic of Kazakhstan. Such humanitarian projects included the construction of a hospital in Astana and assisted living locations for the indigent in Almaty. Ms. Bayazit was also the President of Paola LLC after she founded the company in 1993. Paola owned and operated manufacturing facilities used in the production of work clothes for industrial organizations in Kazakhstan. During the period from 1983 to 1993, Ms. Bayazit held various positions within the Ministry of Consumer Goods of the USSR and Kazakhstan (from 1991). These positions were Senior Economist (1983-1987), Chief of the Planning Department (1987-1989), Controller (1989-1990), Chief Financial Officer (1990-1992) and Vice President (1992-1993).  Ms. Bayazit received a B.A. in Economics and Trade Management and in Finance and Credit from Karagandy Economic University in 1983, and an M.B.A. from the Kaliningrad State Technical University in 2012. We believe that Ms. Bayazit’s qualifications and her almost 20 years of experience in the consumer goods industry of Kazakhstan provide a unique perspective for our Board.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid to our executive officers, for the two years ended December 31, 2014 and 2013. No executive officer received compensation in excess of $100,000 for any of those two years.

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	Stock Awards	All other Compensation	Total Compensation

Soledad Bayazit	2014	$-	$-	$-	$-
CEO, CFO and Sole Director	2013	$-	$-	$-	$-

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2014 and 2013.

Director Compensation

For the year ended December 31, 2014, none of the members of our Board of Directors received compensation for their service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

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

Name	Office	Shares Beneficially Owned(1)	Percent of Class(2)
Officers and Directors

Soledad Bayazit(3)	Director, CEO and CFO	20,701,571	89.6

All officers and directors as a group (1 person named above)		20,701,571	89.6

5% Securities Holders

Oxenuk Equity Fund Corp.(4)		1,300,000	5.7

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Based on 22,930,000 shares of the Company’s common stock outstanding as of the date of this report.

(3)	Includes 171,571 shares issuable upon conversion of notes. The address for each officer and director is c/o Primary Capital LLC, 90 Broad Street, 9th Floor, New York, NY 10004.

(4)	Vassili Oxenuk has the voting and investment powers over the shares held by Oxenuk Equity Fund Corp. The address of Oxenuk Equity Fund Corp. is 2770 S. Maryland Pkwy, Suite 300, Las Vegas, Nevada 89109.

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

During the fiscal year ended December 31, 2011, to finance our operations our chief executive officer has extended loans to us in the total amount of $217,219, of which $205,300 was repaid by us through the issuance of 20,530,000 shares of common stock on September 1, 2011. During the fiscal year ended December 31, 2012, to finance our operations our chief executive officer has extended loans to us in the total amount of $53,310. The balance of $65,229 remains outstanding and payable on demand without interest. During the fiscal year ended December 31, 2013, to finance our operations our chief executive officer has extended loans to us in the total amount of $9,920. The balance of $74,519 remains outstanding and payable on demand without interest. During the fiscal year ended December 31, 2014, to finance our operations our chief executive officer has extended loans to us in the total amount of $16,644. The balance of $91,163 remains outstanding and payable on demand without interest.

Director Independence

The Company does not have independent directors as defined by the Rules of NASDAQ, Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2014 and December 31, 2013 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013

Audit Fees	$10,500	$10,000

Audit - Related Fees	-0-	-0-

Tax fees	-0-	-0-

All Other Fees	-0-	-0-

Total	$10,500	$10,000

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. The Audit Committee in accordance with its procedures approved all of the services described above.

PART IV

ITEM 15. EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

10.1	Interactive Data Files.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2015

American Retail Group, Inc.

By:	/s/ Soledad Bayazit
Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, and principal financial and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Soledad Bayazit	Chief Executive Officer, Chief Financial Officer and Director	April 14, 2015
Soledad Bayazit	(principal executive officer, and principal financial and principal accounting officer)

Paritz & Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 Tel.: (201) 342-7753 Fax: (201) 342-7598 E-mail: PARITZ@paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

and Stockholders of

American Retail Group, Inc.

We have audited the accompanying balance sheets of American Retail Group, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Retail Group, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 14, 2015

AMERICAN RETAIL GROUP, INC.

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS

ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$47,750	$19,874
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	410,643	290,543
Loan payable - related party	91,163	74,519

Total current liabilities	1,750,556	1,585,936

Total liabilities	1,750,556	1,585,936

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized; 22,930,000 and 22,930,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,293	2,293
Additional paid-in capital	283,694	283,694
Accumulated Deficit	(2,036,543)	(1,871,923)

Total stockholders' (deficit)	(1,750,556)	(1,585,936)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$(0)	$-

The accompanying notes are an integral part of these financial statements

AMERICAN RETAIL GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

OPERATING EXPENSES:
General and administrative expenses	44,520	22,030

Total operating expenses	44,520	22,030

LOSS FROM OPERATIONS	(44,520)	(22,030)

OTHER EXPENSE
Interest expense	120,100	120,100

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(164,620)	(142,130)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,930,000	22,930,000

The accompanying notes are an integral part of these financial statements

AMERICAN RETAIL GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(164,620)	$(142,130)

Adjustments to reconcile net loss to net cash (used in) operating activities:

Expenses paid by related party	-	-
Accrued interest to related parties	120,100	120,100

Changes in operating assets and liabilities
Accounts payable and accrued expenses	$27,876	12,740

Net cash used in operating activities	(16,644)	(9,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loan from related party	16,644	9,290

Net cash provided by financing activities	16,644	9,290

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$-

The accompanying notes are an integral part of these financial statements

AMERICAN RETAIL GROUP, INC.

STATEMENTS OF STOCKHOLDERS DEFICIT

	Common Stock		Preferred Stock		Additional Paid - In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2013	22,930,000	2,293	-	-	283,694	(1,729,793)	(1,443,806)

Net loss						(142,130)	(142,130)

Balance, December 31, 2013	22,930,000	2,293	-	-	283,694	(1,871,923)	(1,585,936)

Net loss						(164,620)	(164,620)

Balance, December 31, 2014	22,930,000	2,293	-	-	283,694	(2,036,543)	(1,750,556)

The accompanying notes are an integral part of these financial statements

AMERICAN RETAIL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

AMERICAN RETAIL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

Note 4 – Related Party Transactions

Note payable – related party represents a note due to Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, in the amount of $1,201,000. The note bears interest at 10% per annum and has no set maturity date.

Interest expense on the Note payable – related party aggregated $120,100 and 120,100 for the year ended December 31, 2014 and 2013, respectively.

During the fiscal years ended December 31, 2013 and 2014, to finance our operations our chief executive officer has extended loans to us in the total amount of $9,920 and $16,644, respectively. The remaining balance at December 31, 2014 of $91,163 is presented as Loan payable – related party in the accompanying consolidated balance sheet, such loan is non-interest bearing and due on demand.

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

Note 6 – Subsequent Events

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements. Based on the evaluation no material events have occurred that require recognition or disclosure in the financial statements.

