Form 10-Q
period 2015-03-31
American Retail Group, Inc.
filed 2015-05-15
CIK 277905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 13, 2015, there were outstanding 22,930,000 shares of the registrant’s common stock, par value $.0001.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	F-1

	Condensed Statements of Operations for the three months ended March 31, 2015 and 2014 (Unaudited)	F-2

	Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited)	F-3

	Notes to Condensed Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 4.	Controls and Procedures	4

PART II	Other Information

Item 6.	Exhibits.	6

	Signatures	7

	Exhibits/Certifications

2

PART I-FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2015	2014
ASSETS
ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$49,996	$47,750
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	440,257	410,643
Loan payable - related party	97,163	91,163

Total current liabilities	1,788,416	1,750,556

Total liabilities	1,788,416	1,750,556

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized; 22,930,000 shares issued and outstanding at March 31, 2014 and December 31, 2013.	2,293	2,293
Additional paid-in capital	283,694	283,694
Accumulated Deficit	(2,074,403)	(2,036,543)

Total stockholders' deficit	(1,788,416)	(1,750,556)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31
	2015	2014

OPERATING EXPENSES:
General and administrative expenses	8,246	-

Total operating expenses	8,246	-

LOSS FROM OPERATIONS	(8,246)	-

OTHER EXPENSE
Interest expense – related party	(29,614)	(29,614)

TOTAL OTHER EXPENSE	(29,614)	(29,614)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(37,860)	(29,614)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,930,000	22,930,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(37,860)	$(29,614)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,246	-
Accrued interest to related party	29,614	29,614

Net cash used in operating activities	(6,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	6,000	-

Net cash provided by financing activities	6,000	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Note 4 – Related Party Transactions

Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, holds 10% secured convertible notes due January 12, 2012 in the aggregate principal amount of $1,201,000 which are currently in default. Interest expense on the Note payable – related party aggregated $29,614 and $29,614 for the three months ended March 31, 2015 and 2014, respectively.

During the three month period ended March 31, 2015, to finance our operations our chief executife officer has extended loans to us in the total amount of $6,000. The outstanding balance at March 31, 2015 of $97,163 is presented as Loan payable – related party in the accompanying consolidated balance sheet, such loan is non-interest bearing and due on demand.

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

Note 6 – Subsequent Events

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements. Based on this evaluation no material events have occurred that require recognition or disclosure in the financial statements.

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

We did not have any revenues during the three month periods ended March 31, 2015 and 2014.

We incurred operating expenses of $8,246 and $0 for the three month periods ended March 31, 2015 and 2014, respectively. The Company incurred interest expense in the amount of $29,614 and $29,614 for the three month periods ended March 31, 2015 and 2014, respectively. The Company realized a net loss of $37,860 and $29,614 for the three month periods ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of March 31, 2015 we had $0 in cash. To finance our operations our chief executive officer has extended loans to us in the total amount of $97,163. This loan remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

3

Contractual Obligations

At March 31, 2015, our significant contractual obligations were the 10% bridge convertible notes in the aggregate principal amount of $1,201,000 which was due on January 12, 2012. All the notes are in default.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through March 31, 2015, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

AMERICAN RETAIL GROUP, INC.

Date: May 13, 2015	By:	/s/ Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

7