Form 10-Q
period 2015-06-30
American Retail Group, Inc.
filed 2015-08-13
CIK 277905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 11, 2015, there were outstanding 22,930,000 shares of the registrant’s common stock, par value $.0001.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.	F-1

	Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	F-1

	Consolidated Statements of Operations for the six and three months ended June 30, 2015 and 2014 (Unaudited)	F-2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited)	F-3

	Notes to Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 4.	Controls and Procedures	3

PART II	Other Information

Item 6.	Exhibits.	4

	Signatures	5

	Exhibits/Certifications

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2015	2014
ASSETS

ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$54,317	$47,750
Notes Payable - related party	1,201,000	1,201,000
Accrued interest - related party	470,693	410,643
Loan payable - related party	97,163	91,163

Total current liabilities	1,823,173	1,750,556

Total liabilities	1,823,173	1,750,556

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized; 22,930,000 shares issued and outstanding at June 30, 2015 and December 31, 2014.	2,293	2,293
Additional paid-in capital	283,694	283,694
Accumulated Deficit	(2,109,160)	(2,036,543)

Total stockholders' deficit	(1,823,173)	(1,750,556)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 Unaudited

	Six Months Ended June 30		Three Months Ended June 30
	2015	2014	2015	2014

OPERATING EXPENSES:
General and administrative expenses	12,567	18,539	4,321	18,539

Total operating expenses	12,567	18,539	4,321	18,539

LOSS FROM OPERATIONS	(12,567)	(18,539)	(4,321)	(18,539)

OTHER EXPENSE
Interest expense	(60,050)	(60,050)	(30,436)	(30,025)

TOTAL OTHER EXPENSE	(60,050)	(60,050)	(30,436)	(30,025)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(72,617)	(78,589)	(34,757)	(48,564)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,930,000	22,930,000	22,930,000	22,930,000

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 Unaudited

	Six Months Ended June 30
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(72,617)	$(78,589)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	6,567	13,152
Accrued interest	60,050	60,050

Net cash used in operating activities	(6,000)	(5,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	-	-

Net Cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	6,000	5,387

Net cash provided by financing activities	6,000	5,387

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Note 4 – Related Party Transactions

Ms. Soledad Bayazit, the Company’s Chief Executive Officer and sole director, holds 10% secured convertible notes due January 12, 2012 in the aggregate principal amount of $1,201,000 which are currently in default. Interest expense on the Note payable – related party aggregated $60,050 for the six months ended June 30, 2015 and 2014, and $30,436 and $30,025 for the three months ended June 30, 2015 and 2014, respectively.

During the six months period ended June 30, 2015, to finance our operations our Chief Executive Officer has extended loans to us in the total amount of $6,000. The outstanding balance at June 30, 2015 of $97,163 is presented as Loan Payable – related party in the accompanying consolidated balance sheet, such as non-interest bearing and due on demand.

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

We did not have any revenues during the three and six month periods ended June 30, 2015 and 2014.

We incurred operating expenses of $4,321 and $18,539 for the three month periods ended June 30, 2015 and 2014, respectively. The Company incurred interest expense in the amount of $30,436 and $30,025 for the three month periods ended June 30, 2015 and 2014, respectively.

We incurred operating expenses of $12,567 and $18,539 for the six month periods ended June 30, 2015 and 2014, respectively. The company incurred interest expense in the amount of $60,050 for the six month periods ended June 30, 2015 and 2014. The Company realized a net loss of $72,617 and $78,589 for the six month periods ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of June 30, 2015 we had $0 in cash. During the six month period ended June 30, 2015, to finance our operations our chief executive officer has extended loans to us in the total amount of $6,000. The balance of $97,163 remains outstanding and payable on demand without interest.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

2

Contractual Obligations

At June 30, 2015, our significant contractual obligations were the 10% bridge convertible notes in the aggregate principal amount of $1,201,000 due on January 12, 2012.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, the Company had limited cash, a deficit working capital, an accumulated deficit, a total deficit, and a net loss through June 30, 2015, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “small reporting company”, we are not required to provide the information required by this item.

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

3

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue unregistered equity securities during the period ended June 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETAIL GROUP, INC.

Date: August 12, 2015	By:	/s/ Soledad Bayazit
Soledad Bayazit
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

5