Form 10-Q
period 2017-03-31
American Retail Group, Inc.
filed 2017-05-19
CIK 277905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2017

Commission File Number 000-53244

AMERICAN RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-1869744
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2770 S. Maryland Pkwy, Suite 314

Las Vegas, NV 89109

 (Address of principal executive offices) (Zip Code)

(702) 731-3535

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☑ Yes   ☐  No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 19, 2017 was 22,930,000 shares.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

American Retail Group, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)

Current Assets:
Cash	$-	$-

Total current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$7,332	$54,486
Due to stockholder	25,985	-
Notes payable - related party	-	1,201,000
Accrued interest - related party	-	650,843
Loan payable - related party	-	99,974
Total current liabilities	33,317	2,006,303

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock, par value $0.0001; 200,000,000 shares authorized; 22,930,000 shares issued and outstanding	2,293	2,293
Additional paid in capital	2,311,385	283,694
Accumulated deficit	(2,346,995)	(2,292,290)
TOTAL STOCKHOLDERS' DEFICIT	(33,317)	(2,006,303)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

American Retail Group, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative expenses	33,317	-
Total operating expenses	33,317	-

Loss from operations	(33,317)	-

Other expense:
Interest expense	(21,388)	(30,025)
Total other expense	(21,388)	(30,025)

Net loss	$(54,705)	(30,025)

Weighted average common shares outstanding - basic and diluted	22,930,000	22,930,000

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

American Retail Group, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(54,705)	$(30,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(47,154)	-
Accrued interest	21,388	30,025
Net cash used in operating activities	(80,471)	-

FINANCING ACTIVITIES:
Due to stockholder	25,985	-
Loan from related party	54,486	-
Net cash provided by financing activities	80,471	-

NET INCREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Forgiveness of related party debt	$2,027,691	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

American Retail Group, Inc., formerly known as Resource Acquisition Group, Inc. (the “Company”), is a Nevada corporation organized January 27, 1934.

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825 Financial Instruments for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts payable and accrued expenses and notes payable to a related party, approximate their fair values because of the short maturity of these instruments.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Basic and Diluted Loss Per Share

Loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Note 3 – Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has no cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management believes it can raise the funds needed to support its business plan and acquire an operating company with positive cash flow. Management intends to seek new capital from owners and related parties to provide needed funds.

Note 4 – Related Party Transactions

Ms. Soledad Bayazit, the Company’s former Chief Executive Officer, sole director and majority stockholder, held 10% secured notes due January 12, 2012 of $1,201,000 which were in default. Interest expense on the note payable – related party was $21,388 and $30,025 for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, Ms. Bayazit forgave the principal and accrued interest on these 10% secured notes of $1,201,000 and $672,231, respectively. The amount forgiven was treated as a capital contribution in the accompanying financial statements.

To finance the Company’s operations Ms. Bayazit extended loans to the Company. The balance at December 31, 2016 of $99,974 was presented as loan payable – related party in the accompanying balance sheet. The loan was non-interest bearing and due on demand. During the three months ended March 31, 2017, Ms. Bayazit loaned an additional $54,486 to the Company that was used to pay certain vendors. Ms. Bayazit forgave the entire loan payable of $154,460. The amount forgiven has been treated as a capital contribution in the accompanying financial statements.

During three months ended March 31, 2017, the Company’s new Chief Executive Officer and majority stockholder paid expenses of the Company totaling $25,985. This amount is presented as due to stockholder in the accompanying balance sheet. The amount is non-interest bearing and payable upon demand.

Note 5 – Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU.

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The adoption of this ASU did not have an impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor”   provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

Plan of Operations

We are a “shell company” (as that term is defined in Rule 12b-2 under the Exchange Act) because we have no assets and no operations

We will seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We will attempt to acquire other assets or business operations that will maximize stockholder value. There is no certainty that any such transactions will be consummated.  We will seek to establish or acquire businesses or assets via the issuance of shares or debt. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan. We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a transaction.

During the next 12 months, we anticipate incurring costs to file Exchange Act reports, and costs to consummate an acquisition. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Results of Operations

We did not have any revenues during the three months ended March 31, 2017 and 2016.

We incurred operating expenses of $33,317 and $0 for the three months ended March 31, 2017 and 2016, respectively. The increase is related to professional fees incurred to prepare reports filed with the Securities and Exchange Commission.

We incurred interest expense of $21,388 and $30,025 for the three months ended March 31, 2017 and 2016, respectively. The decrease is due to the 10% secured notes being forgiven by the holder in March 2017.

We realized a net loss of $54,705 and $30,025 for the three months ended March 31, 2017 and 2016, respectively due to the items reflected above.

Liquidity and Capital Resources

As of March 31, 2017 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to our former principal stockholder of convertible notes of $1,201,000. During the three months ended March 31, 2017, the entire principal and accrued interest balance due was forgiven by our former CEO and holder of the notes.

Our former principal stockholder advanced funds to us to finance our operations. During the three months ended March 31, 2017, our former principal stockholder loaned $54,486 to us that was used to pay certain vendors. The entire loan payable to her of $154,460 was forgiven during the three months ended March 31, 2017.

During three months ended March 31, 2017, our new Chief Executive Officer and majority stockholder paid some of our expenses totaling $25,985.

In connection with the sale of her 20,701,571 shares of common stock to Vassili Oxenuk, our former principal stockholder, Ms. Bayazit, forgave the payment of the indebtedness to her under our 12% secured promissory note due January 12, 2012 of $1,201,000, together with accrued interest thereon of $672,231, together with advances of $154,460.

To satisfy our cash requirements for the next 12 months we need to obtain additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

We require working capital principally to fund our current operations which consist of filing required documents with federal and state regulatory authorities to maintain compliance with applicable requirements, and seeking a merger or acquisition candidate. There are no commitments from banks or other lending sources, including from officers and directors, for lines of credit or similar short-term borrowing. In the absence of financing from third parties, we are dependent upon our principal stockholder to meet any operating expenses that we may incur, including those described above.

Since we had no revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net loss until we consummate a business combination with a profitable business.

In order to complete any acquisition, we may be required to supplement our available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available or favorable to us.

Our business plan may require substantial funding from a public or private offering of our common stock in connection with a business acquisition, for which we have no commitments. We may actively pursue other financing or funding opportunities at such time as a business acquisition opportunity becomes available.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, at March 31, 2017 we had no cash, a deficit working capital of $33,317 and an accumulated deficit of $2,346,995, and a net loss of $54,705 for the three months ended March 31, 2017, which raise substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accountants on our financial statements as of and for the year ended December 31, 2016 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

Our future success is dependent upon, among other things, our ability to raise additional capital or to secure a future business combination.  There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations.  Our management believes it can raise the appropriate funds needed to support its business plan and acquire an operating company with positive cash flow.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. We are in the process of evaluating the impact of this ASU on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this ASU on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this ASU on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this ASU on our statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share- based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU did not have an impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this ASU on our financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures   –   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.     Our management concluded that our disclosure controls and procedures were not effective due to the limited number of personnel we have in our organization, which does not allow sufficient segregation of various accounting duties, and the lack of familiarity of such personnel with Generally Accepted Accounting Principles. We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations   –   Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during our three month period ended March 31, 2017, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A of our Registration Statement on Form 10 filed on April 21, 2017, as amended (“Form 10”), which is incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our Form 10, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2017.

AMERICAN RETAIL GROUP, INC.

By:	/s/ Vassili Oxenuk
Vassili Oxenuk , Principal Executive Officer

By:	/s/ Vassili Oxenuk
Vassili Oxenuk , Principal Financial Officer and Principal Accounting Officer

