Form 10-Q
period 2017-06-30
American Retail Group, Inc.
filed 2017-08-14
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   June 30, 2017

Commission File Number 000-53244

AMERICAN RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-1869744
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2770 S. Maryland Pkwy, Suite 314

Las Vegas, NV 89109

 (Address of principal executive offices) (Zip Code)

(702) 731-3535

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☐  No  ☑.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑  No  ☐

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 14, 2017 was 22,930,000 shares.

AMERICAN RETAIL GROUP, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets:
Cash	$-	$-

Total current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$17,143	$54,486
Due to stockholder	44,556	-
Notes payable - related party	-	1,201,000
Accrued interest - related party	-	650,843
Loan payable - related party	-	99,974
Total current liabilities	61,699	2,006,303

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock, par value $0.0001; 200,000,000 shares authorized; 22,930,000 shares issued and outstanding	2,293	2,293
Additional paid in capital	2,311,385	283,694
Accumulated deficit	(2,375,377)	(2,292,290)
TOTAL STOCKHOLDERS’ DEFICIT	(61,699)	(2,006,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN RETAIL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	28,382	-	61,699	-
Total operating expenses	28,382	-	61,699	-

Loss from operations	(28,382)	-	(61,699)	-

Other expense:
Interest expense	-	(30,025)	(21,388)	(60,050)
Total other expense	-	(30,025)	(21,388)	(60,050)

Net loss	$(28,382)	(30,025)	$(83,087)	(60,050)

Weighted average common shares outstanding - basic and diluted	22,930,000	22,930,000	22,930,000	22,930,000

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN RETAIL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(83,087)	$(60,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(37,343)	-
Accrued interest	21,388	60,050
Net cash used in operating activities	(99,042)	-

FINANCING ACTIVITIES:
Due to stockholder	44,556	-
Loan from related party	54,486	-
Net cash provided by financing activities	99,042	-

NET INCREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Forgiveness of related party debt	$2,027,691	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.

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

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Note 3 – Going Concern

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has no cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Related Party Transactions

Ms. Soledad Bayazit, the Company’s former Chief Executive Officer, sole director and majority stockholder, held 10% secured notes due January 12, 2012 of $1,201,000 which were in default. Interest expense on the note payable – related party was $21,388 and $60,050 for the six months ended June 30, 2017 and 2016, respectively. During the three months ended March 31, 2017, Ms. Bayazit forgave the principal and accrued interest on these 10% secured notes of $1,201,000 and $672,231, respectively. The amount forgiven was treated as a capital contribution in the accompanying financial statements.

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

During six months ended June 30, 2017, the Company’s new Chief Executive Officer and majority stockholder paid expenses of the Company totaling $44,556. This amount is presented as due to stockholder in the accompanying balance sheet. The amount is non-interest bearing and payable upon demand.

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

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The adoption of this ASU did not have an impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 6 – Subsequent Event

The Company has evaluated all events or transactions that occurred from July 1, 2017 to August 14, 2017.  The Company did not have any material recognizable subsequent events during this period, except for the sale of 1,648 shares of preferred stock for cash proceeds of $16,480.

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

During the next 12 months, we anticipate incurring costs to file Exchange Act reports, and costs to consummate acquisition. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Results of Operations

We did not have any revenues during the three and six months ended June 30, 2017 and 2016.

We incurred operating expenses of $28,382 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $61,699 and $0 for the six months ended June 30, 2017 and 2016, respectively. The increase is related to professional fees incurred to prepare reports filed with the Securities and Exchange Commission.

We incurred interest expense of $0 and $30,025 for the three months ended June 30, 2017 and 2016, respectively, and $21,388 and $60,050 for the six months ended June 30, 2017 and 2016, respectively. The decrease is due to the 10% secured notes being forgiven by the holder in March 2017.

We realized a net loss of $28,382 and $30,025 for the three months ended June 30, 2017 and 2016, respectively, and $83,087 and $60,050 for the six months ended June 30, 2017 and 2016, respectively, due to the items reflected above.

Liquidity and Capital Resources

As of June 30, 2017 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to our former principal stockholder of convertible notes of $1,201,000. During the six months ended June 30, 2017, the entire principal and accrued interest balance due was forgiven by our former CEO and holder of the notes.

Our former principal stockholder advanced funds to us to finance our operations. During the six months ended June 30, 2017, our former principal stockholder loaned $54,486 to us that was used to pay certain vendors. The entire loan payable to her of $154,460 was forgiven during the six months ended June 30, 2017.

During six months ended June 30, 2017, our new Chief Executive Officer and majority stockholder paid some of our expenses totaling $44,556.

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

We require working capital principally to fund our current operations which consist of filing required documents with federal and state regulatory authorities to maintain our status as in compliance with applicable requirements, and seeking a merger or acquisition candidate. There are no commitments from banks or other lending sources, including from officers and directors, for lines of credit or similar short-term borrowing. In the absence of financing from third parties, we are dependent upon our principal stockholder to meet any operating expenses that we may incur, including those described above.

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

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, at June 30, 2017 we had no cash, a deficit working capital of $61,699 and an accumulated deficit of $2,375,377, and a net loss of $83,087 for the six months ended June 30, 2017, which raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures   –   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level. Our management concluded that our disclosure controls and procedures were not effective due to the limited number of personnel we have in our organization, which does not allow sufficient segregation of various accounting duties, and the lack of familiarity of such personnel with Generally Accepted Accounting Principles. We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during our three month period ended June 30, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2017.

AMERICAN RETAIL GROUP, INC.

By:	/s/ Vassili Oxenuk
Vassili Oxenuk, Principal Executive Officer

By:	/s/ Vassili Oxenuk
Vassili Oxenuk, Principal Financial Officer and Principal Accounting Officer

