Form 10-Q
period 2017-09-30
American Retail Group, Inc.
filed 2017-11-20
CIK 277905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2017

Commission File Number 000-53244

AMERICAN RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-1869744
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2770 S. Maryland Pkwy, Suite 314

Las Vegas, NV 89109

 (Address of principal executive offices) (Zip Code)

(702) 731-3535

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☑   No   ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's only class of common stock issued and outstanding as of November 14, 2017 was 22,930,000 shares.

American Retail Group, Inc.

Balance Sheets

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)

Current Assets:
Cash	$-	$-
Total current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$35,265	$54,486
Due to stockholder	28,877	-
Notes payable - related party	-	1,201,000
Accrued interest - related party	-	650,843
Loan payable - related party	-	99,974
Total current liabilities	64,142	2,006,303

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.0001; 10,000,000 shares authorized; 1,648 shares issued and outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 22,930,000 shares issued and outstanding	2,293	2,293
Additional paid in capital	2,327,865	283,694
Accumulated deficit	(2,394,300)	(2,292,290)
TOTAL STOCKHOLDERS' DEFICIT	(64,142)	(2,006,303)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

 The accompanying footnotes are an integral part of these unaudited condensed financial statements.

American Retail Group, Inc.

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	18,923	-	80,622	-
Total operating expenses	18,923	-	80,622	-

Loss from operations	(18,923)	-	(80,622)	-

Other expense:
Interest expense	-	(30,025)	(21,388)	(90,075)
Total other expense	-	(30,025)	(21,388)	(90,075)

Net loss	$(18,923)	(30,025)	$(102,010)	(90,075)

Weighted average common shares outstanding - basic and diluted	22,930,000	22,930,000	22,930,000	22,930,000

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

 The accompanying footnotes are an integral part of these unaudited condensed financial statements.

American Retail Group, Inc.

Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(102,010)	$(90,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(19,221)	-
Accrued interest	21,388	90,075
Net cash used in operating activities	(99,843)	-

FINANCING ACTIVITIES:
Advances from stockholder	45,357	-
Repayments to stockholder	(16,480)
Proceeds from sale of preferred stock	16,480
Loan from related party	54,486	-
Net cash provided by financing activities	99,843	-

NET INCREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Forgiveness of related party debt	$2,027,691	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.

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

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Note 4 – Related Party Transactions

Ms. Soledad Bayazit, the Company’s former Chief Executive Officer, sole director and majority stockholder, held 10% secured notes due January 12, 2012 of $1,201,000 which were in default. Interest expense on the note payable – related party was $21,388 and $90,075 for the nine months ended September 30, 2017 and 2016, respectively. During the three months ended March 31, 2017, Ms. Bayazit forgave the principal and accrued interest on these 10% secured notes of $1,201,000 and $672,231, respectively. The amount forgiven was treated as a capital contribution in the accompanying financial statements.

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

During nine months ended September 30, 2017, the Company’s new Chief Executive Officer and majority stockholder paid expenses of the Company totaling $45,357 and was repaid $16,480. The balance due of $28,877 is presented as due to stockholder in the accompanying balance sheet. The amount is non-interest bearing and payable upon demand.

Note 5 – Stockholders’ Equity

In July 2017, the Company sold 1,648 shares of preferred stock for cash proceeds of $16,480.

Note 6 – Recent Accounting Pronouncements

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

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Note 7 – Subsequent Event

The Company has evaluated all events or transactions that occurred from October 1, 2017 to November 14, 2017.  The Company did not have any material recognizable subsequent events during this period.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor"   provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Results of Operations

We did not have any revenues during the three and nine months ended September 30, 2017 and 2016.

We incurred operating expenses of $18,923 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $80,622 and $0 for the nine months ended September 30, 2017 and 2016, respectively. The increase is related to professional fees incurred to prepare reports filed with the Securities and Exchange Commission.

We incurred interest expense of $0 and $30,025 for the three months ended September 30, 2017 and 2016, respectively, and $21,388 and $90,075 for the nine months ended September 30, 2017 and 2016, respectively. The decrease is due to the 10% secured notes being forgiven by the holder in March 2017.

We realized a net loss of $18,923 and $30,025 for the three months ended September 30, 2017 and 2016, respectively, and $102,010 and $90,075 for the nine months ended September 30, 2017 and 2016, respectively, due to the items reflected above.

Liquidity and Capital Resources

As of September 30, 2017 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to our former principal stockholder of convertible notes of $1,201,000. During the nine months ended September 30, 2017, the entire principal and accrued interest balance due was forgiven by our former CEO and holder of the notes.

Our former principal stockholder advanced funds to us to finance our operations. During the nine months ended September 30, 2017, our former principal stockholder loaned $54,486 to us that was used to pay certain vendors. The entire loan payable to her of $154,460 was forgiven during the nine months ended September 30, 2017.

During nine months ended September 30, 2017, our new Chief Executive Officer and majority stockholder paid some of our expenses totaling $45,357 and was repaid $16,480.

In July 2017, we sold 1,648 shares of preferred stock for cash proceeds of $16,480.

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

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, at September 30, 2017 we had no cash, a deficit working capital of $64,142 and an accumulated deficit of $2,394,300, and a net loss of $102,010 for the nine months ended September 30, 2017, which raise substantial doubt about our ability to continue as a going concern.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.     Our management concluded that our disclosure controls and procedures were not effective due to the limited number of personnel we have in our organization, which does not allow sufficient segregation of various accounting duties, and the lack of familiarity of such personnel with Generally Accepted Accounting Principles. We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during our three month period ended September 30, 2017, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2017.

AMERICAN RETAIL GROUP, INC.

By:	/s/ Vassili Oxenuk
Vassili Oxenuk , Principal Executive Officer

By:	/s/ Vassili Oxenuk
Vassili Oxenuk , Principal Financial Officer and Principal Accounting Officer

