Form 10-K
period 2017-12-31
American Retail Group, Inc.
filed 2018-04-02
CIK 277905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Commission File Number: 000-53244

American Retail Group, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	13-1869744
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

2770 S. Maryland Pkwy, Suite 314

Las Vegas, Nevada 89109

(Address of principal executive offices) (Zip code)

(702) 731-3535

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2017, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 2,228,429 shares.  However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 15, 2018, we had outstanding 22,930,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

AMERICAN RETAIL GROUP, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

i

PART I

Item 1	Business.

We are a “shell company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no or nominal assets (other than cash) and no or nominal operations.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination which may take the form of a “reverse merger” with a private entity whose business presents an opportunity for our stockholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a transaction.

We are not restricting our search for business combination candidates to any particular industry and will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous businesses seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency; (v) shareholder liquidity; (vi) greater ease in subsequent capital raising; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (v) a foreign company which may wish an initial entry into the United States securities market; or (vi) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include personal contacts, newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst and it is not anticipated that outside consultants or advisors will be utilized to assist us in the analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider, among others, the following kinds of factors: (i) potential for growth, indicated by new technology, anticipated market expansion or new products; (ii) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (iii) strength and diversity of management, either in place or scheduled for recruitment; (iv) capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (v) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (vi) the extent to which the business opportunity can be advanced; and (vii) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and stockholders of our company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants.

We are subject to all of the reporting obligations required by Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the obligation to file audited financial statements of any target business we may acquire as part of our Current Report on Form 8-K to be filed with the SEC upon consummation of a merger or acquisition. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees. Vassili Oxenuk our Chief Executive Officer and President, is engaged in outside business activities and anticipates that he will devote to our business a limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Our Principal Office

Our principal office is located at 2770 S. Maryland Pkwy, Suite 314, Las Vegas, Nevada 89109. Our telephone number is (702) 731-3535.

Change in Control

In March 2017, Soledad Bayazit, our then Chief Executive Officer, President, sole director and the owner of 20,701,571 of our shares of common stock, representing approximately 90.28% of our outstanding shares of common stock, sold all 20,701,571 shares of common stock to Vassili Oxenuk, for a purchase price of $300,000, of which $150,000 is payable on the second day following the filing of a Report on Form 8-K with respect to the completion of a reverse acquisition by us. In addition, Ms. Bayazit forgave the payment of the indebtedness to her under our 12% secured promissory note due January 12, 2012 in the principal amount of $1,201,000, together with accrued interest thereon of approximately $672,231, together with advances in the aggregate amount of $154,460.

History

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

As a result of the Rescission, the Company ceased to be engaged in the supermarket business in Kazakhstan and returned to be a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our common stock was previously registered under, and we were subject to the reporting requirements of, the Exchange Act until we terminated our registration by filing a Form 15 on April 14, 2016.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

The purchase of our common stock involves a very high degree of risk.

In evaluating us and our business, you should carefully consider the risks and uncertainties described below and the other information and our consolidated financial statements and related notes included herein. The risks provided below may not be all the risks we face.  If any of events described in the risks below actually occurs, our financial condition or operating results may be materially and adversely affected, the price of our common stock may decline, perhaps significantly, and you could lose all or a part of your investment.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

We may require financing to acquire businesses and implement our business plan.

We may require financing to acquire businesses and to implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with operating our company. We are not currently engaged in any revenue generating activities and cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We have no revenues. We had a net loss of $(110,360) for the year ended December 31, 2017, and a stockholders’ deficit of ($2,402,550) at December 31, 2017. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2017 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued operations, which is dependent in turn upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We do not have any agreement for a business combination or other transaction.

We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to us, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a limited number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us.  It may be expected that any target business or transaction will present a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, Vassili Oxenuk, our Chief Executive Officer and President, anticipates devoting a limited time to our affairs. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of Vassili Oxenuk, our Chief Executive Officer and President, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of the services of Vassili Oxenuk could have a substantial adverse effect on us.

Our ability to acquire an operating business will be largely contingent on our ability to retain Vassili Oxenuk, our Chief Executive Officer and President, upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain a highly qualified corporate and operations level management team. The loss of the services of Vassili Oxenuk could have a substantial adverse effect on us.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Since our principal stockholder beneficially owns approximately 90% of our outstanding of common stock, you will not have the ability to determine the outcome of matters requiring stockholder approval, including the acquisition of a target business.

Our principal stockholder owns approximately 90% of our outstanding shares of our common stock. As a result, you will not have the ability to determine the outcome of matters requiring the approval of stockholders, including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments to our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions, including the acquisition of a target business.

There is no active trading market for our shares of common stock.

There is no active trading market for our common stock. There can be no assurance that a regular trading market for our securities will develop, or that if one develops, that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity.

Our common stock is subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Board of Directors by resolution may authorize the issuance of up to 10,000,000 shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 200 million shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

Item 2	Properties.

We do not own any real property.  Our principal office is located at 2770 S. Maryland Pkwy, Suite 314, Las Vegas, Nevada 89109. The office space is provided to us free of charge by SIMEX INC.

Item 3	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4	Mine Safety Disclosures.

Not applicable

PART II

Item 5	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market for Our Common Stock

Our common stock is quoted on the OTCPINK under the symbol “ARGB.” +Given the limited number of record holders and the fact that we are a “shell company” (as defined in Rule 12b-2 under the Exchange Act), there does not exist an active trading market for our shares of common stock.

Holders

As of March 15, 2018, we had approximately 169 record holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, growth, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2017.

(c)
Number of securities
	(a) Number of	(b) Weighted average exercise	remaining available for future
	securities	price of	issuance
	to be issued	outstanding	under equity
	upon	options,	Compensation
	exercise of	warrants and	plans
	outstanding	rights under	(excluding
	options,	equity	securities
	warrants	compensation	reflected in
Plan Category	and rights	plans	column (a))

Equity compensation
plan approved by
security holders	None	--	None

Equity compensation
plans not approved by
security holders	None	--	None

Total	None	--	None

Sales of Unregistered Equity Securities

Except as previously reported in the registration statement and reports we have filed under the Exchange Act, we did not issue or sell any other unregistered equity securities during 2017.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the fiscal year ended December 31, 2017.

Penny Stock Rules

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Item 6	Selected Financial Data.

This item does not apply to smaller reporting companies.

Item 7	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

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

Results of Operations

We did not have any revenues during the years ended December 31, 2017 and 2016.

We incurred operating expenses of $88,872 and $0 for the years ended December 31, 2017 and 2016, respectively. The increase is related to professional fees incurred to prepare reports filed with the Securities and Exchange Commission.

We incurred interest expense of $21,388 and $120,100 for the years ended December 31, 2017 and 2016, respectively. The decrease is due to the 10% secured notes being forgiven by the holder in March 2017.

We realized a net loss of $(110,260) and $(120,100) for the year ended December 31, 2017 and 2016, respectively, due to the items reflected above.

Liquidity and Capital Resources

As of December 31, 2017 we had $0 in cash. We have financed our operations primarily with the proceeds from the issuance to our former principal stockholder of convertible notes of $1,201,000. During the year ended December 31, 2017, the entire principal and accrued interest balance due was forgiven by our former CEO and holder of the notes.

Our former principal stockholder advanced funds to us to finance our operations. During the year ended December 31, 2017, our former principal stockholder loaned $54,486 to us that was used to pay certain vendors. The entire loan payable to her of $154,460 was forgiven during the year ended December 31, 2017.

During year ended December 31, 2017, our new Chief Executive Officer and majority stockholder paid some of our expenses totaling $69,953 and was repaid $16,480.

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

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, at December 31, 2017 we had no cash, a deficit working capital of ($72,392) and an accumulated deficit of ($2,402,550), and a net loss of ($110,260) for the year ended December 31, 2017, which raise substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accountants on our financial statements as of and for the year ended December 31, 2017 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

Item 7A	Item Quantitative And Qualitative Disclosures About Market Risk.

This item does not apply to smaller reporting companies.

Item 8	Financial Statements And Supplementary Data.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A	Controls And Procedures.

Disclosure Controls and Procedures

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level.     Our management concluded that our disclosure controls and procedures were not effective due to the limited number of personnel we have in our organization, which does not allow sufficient segregation of various accounting duties, and the lack of familiarity of such personnel with Generally Accepted Accounting Principles. We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2017.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B.	Other Information

None.

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
Vassili Oxenuk	52	President, Chief Executive Officer, Chief Financial Officer and a Director
Zarina Mamyrkulova	36	Corporate Secretary and Treasurer
Pavel Pronin	34	Director

Vassili Oxenuk has been a member of our Board of Directors, President and CEO since March 2017. He also served as a director of our company from March 2010 to June 24, 2011.  Since 2009, Mr. Oxenuk has been the owner and Managing Member of Oxenuk Management, LLC, a registered investment advisor (RIA) headquartered in Las Vegas, Nevada. In addition, since 1996, Mr. Oxenuk has been the owner and Managing Member of Oxenuk Management Corp., which provides consulting and advisory services to companies located in Eastern Europe and the CIS. Mr. Oxenuk has over 20 years of entrepreneurial, venture capital and private equity experience, and has been involved in the management of various venture capital companies that have primarily focused on providing development capital to early stage, high technology companies in Eastern Europe, and has worked with companies from Russia, Kazakhstan, Ukraine and China seeking to have their securities publicly traded. He became a shareholder of a number of broker-dealers doing investment banking; was doing advisors services and created several Investment Funds. Mr. Oxenuk is currently a member of the Board of Directors of several private companies. Mr. Oxenuk graduated from the high school for talented students specialized in physics and mathematics sponsored by the Moscow State University.  Mr. Oxenuk has a B.S. in Mathematics from the Mozhaisky Military Space Academy, St. Petersburg, Russia, and a B.A. in Law from the Adygey State University, Russia.  He is the author of the book “Realization of Investment Management Functions” and numerous articles on strategic planning, economic development and leadership styles. We believe that Mr. Oxenuk is well suited to sit on our Board based on his extensive experience in venture capital and private equity and in management solutions advising companies in Eastern Europe and CIS on business development and expansion of operations.

In September 2012, an action alleging, among other matters, securities fraud was commenced against Mr. Oxenuk in the United States District Court, District of Nevada. The action was commenced by, among others, Eduard Lozovsky, Dmytro Tykhonov and Igor Yefremov. In the complaint, certain of the plaintiffs allege that they gave $3 million to Mr. Oxenuk to invest on their behalf and that he never returned their money despite repeated requests. In addition, Mr. Lozovsky alleges that he gave Mr. Oxenuk funds to establish a public presence for TBM Holdings, a company in which he was a principal shareholder, and that Mr. Oxenuk failed to do so. On December 5, 2012, a default judgement was entered in favor of the plaintiffs against Mr. Oxenuk in the amount of $5,148,191.47, as well as post judgement interest.

Zarina Mamyrkulova has been Corporate Secretary and Treasurer of our company since April 2017. Through a private company owned by her since 2013, Ms. Mamyrkulova acts as a consultant to non-US persons and businesses seeking to establish a business presence in the United States. As part of the services rendered, Ms. Mamyrkulova assists in the formation of entities and the preparation of annual reports and filings. In a number of instances, Ms. Mamyrkulova serves as an officer of the private companies formed for others. Ms. Mamyrkulova graduated from Kazakh State National University (named after Al Farabi) with a degree in law in 2000. She also received a degree from Kazakh State University of International Relationships and International Languages in 2002 and a Certificate in Business Administration with a Concentration in Finance from UCLA in 2009.

Pavel Pronin has been a director of our company since April 2017. He has been General Director of IPOS, LLC, a Russian company since March 2014. From November 2006 to December 2011, he was employed by Promtechnokom OOO, in Moscow, initially as Business Development Manager and from January 2008 as Head of its Oil and Gas Equipment Sales Department. From January 2005 to April 2006, Mr. Pronin was Dispatching Manager at Mosregiongaz OOO, Gazprom OAO, in Moscow. Mr. Pronin graduated from Gubkin Russian State Oil and Gas University (Moscow) in 2004, has a qualification of an Engineer, pipeline engineering, construction and operation. Mr. Pronin is a graduate of the Russian Presidential Academy of National Economy and Public Administration (Moscow), Graduate School of Corporate Management at Russian Academy of National Economy under the Government of the Russian Federation, and AFW (Academy of Management and Economics, Bad Harzburg, Germany), Euromanagement: business development management in 2008-2009. He graduated with an MBA degree from Graduate School of Corporate Management, Academy of National Economy and IEMI (International Business School, Paris, France) in 2009-2011.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Except for the judgement entered against Mr. Oxenuk in the case commenced against him by among others, Eduard Lozovsky, Dmytro Tykhonov and Igor Yefremov in the United States District Court, District of Nevada, our directors and executive officers have not, during the past ten years:

●	had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

●	been convicted in a criminal proceeding and none of our directors is currently subject to a pending criminal proceeding,

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

The Board presently consists of two directors.

The Board does not have a nominating committee.  There are no specific, minimum qualifications that the Board believes must be met by a candidate recommended by the Board.  Currently, the entire Board decides on nominees followed by the Board’s review of the candidates’ resumes and interviews of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director.

Currently, the Board functions as an audit committee and performs some of the same functions as an audit committee, including the following: (i) selection and oversight of the Company’s independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors. The Company is not a “listed company” under SEC rules and therefore is not required to have an audit committee comprised of independent directors.

The Board does not have a compensation committee and is not required to have such a committee because the Company is not a “listed company” under SEC rules.

Audit Committee Financial Expert

The Board of Directors has determined that we do not have an Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K, serving on our Audit Committee. [The Board has determined that Mr. Oxenuk is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.]

Director Independence

Our Board has determined that Pavel Pronin is an independent director, as defined by the Rules of NASDAQ, Marketplace Rule 5605(a)(2).

Director Compensation

Employee directors do not receive any compensation for their services as directors. For the year ended December 31, 2017, none of the non-employee members of our Board of Directors received compensation for their service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Code of Ethics

The rules of the Securities and Exchange Commission requires us to either adopt a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer or explain why we have not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term “code of ethics” means written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●

Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company;

●	Compliance with applicable governmental law, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

We have not adopted a code of ethics, but plan to do so upon completion of a reverse acquisition with an operating business.

Item 11	Executive Compensation.

The following summary compensation table sets forth the total compensation earned by, paid to, or accrued for our Chief Executive Officer, our only executive officer, for services rendered in all capacities to our company during the year ended December 31, 2017.

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	Stock Awards	All other Compensation	Total Compensation
Vasseli Oxenuk (1)	2017	$0	--	$0	$0
Soledad Bayazit(2)	2017	$0	--	$0	$0
CEO and CFO	2016	$0	--	$0	$0

(1)	Mr. Oxenuk was appointed CEO and CFO in March 2017.
(2)	Ms. Bayazit resigned as our CEO and CFO in March 2017.

Employment Agreements

We do not have any employment agreements with any of our executive officers.

Stock Option Plans

We do not have any equity incentive plans and we did not issue any equity awards or stock options during the years ended December 31, 2017.

Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended December 31, 2017, or held any outstanding stock options as of December 31, 2017.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

Change in Control

In March 2017, Soledad Bayazit, our then Chief Executive Officer, President, sole director and the owner of 20,701,571 of our shares of common stock, representing approximately 90.28% of our outstanding shares of common stock, sold all 20,701,571 shares of common stock to Vassili Oxenuk, for a purchase price of $300,000, of which $150,000 is payable on the second day following the filing of a Report on Form 8-K with respect to the completion by us of a reverse acquisition. In addition, Ms. Bayazit forgave the repayment of all indebtedness due to her from us, including under our 12% secured promissory note due January 12, 2012 in the principal amount of $1,201,000, together with accrued interest thereon of $672,231, and advances in the aggregate amount of $154,460.

Security Ownership

The following table sets forth information about the beneficial ownership of our common stock as of March 15, 2018 by:

●	each person known to us to be the beneficial owner of more than 5% of our common stock;

●	each named executive officer;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o American Retail Group, 2770 S. Maryland Pkwy, Suite 318, Las Vegas, Nevada 89109. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, where applicable. As of March 15, 2018, we had outstanding 22,930,000 shares of common stock.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2018. We, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Name	Shares Beneficially Owned(1)	Percent (2)

Directors and Named Executive Officers:
Vasseli Oxenuk	20,701,571	90.28%
Pavel Pronin	0	--
Soledad Bayazit(1)	0	--
All Directors and Officers	20,701,571	90.28%
		--
Holders of More Than 5% of Outstanding Shares:
Oxenuk Equity Fund Corp. (2)	1,300,000	5.70%

(1)	Ms. Bayazit resigned as a director, CEO and CFO in March 2017.
(2)

Vassili Oxenuk has the voting and investment powers over the shares held by Oxenuk Equity Fund Corp. The address of Oxenuk Equity Fund Corp. is 2770 S. Maryland Pkwy, Suite 318, Las Vegas, Nevada 89109.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of certain transactions, including all those which occurred since January 1, 2017, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Our former principal stockholder advanced funds to us to finance our operations. During the year ended December 31, 2017, our former principal stockholder loaned $54,486 to us that was used to pay certain vendors. The entire loan payable to her of $154,460 was forgiven during the year ended December 31, 2017.

In connection with the sale of her 20,701,571 shares of common stock to Vassili Oxenuk in March 2017, Ms. Bayazit forgave the payment of the indebtedness to her under our 12% secured promissory note due January 12, 2012 in the principal amount of $1,201,000, together with accrued interest thereon of $672,231.

During year ended December 31, 2017, our new Chief Executive Officer and majority stockholder paid some of our expenses totaling $69,953 and was repaid $16,480.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal year ended December 31, 2017 and by December 31, 2016:

	Fiscal year ended December 31,
	2017	2016

Audit Fees	$12,750	$12,750
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$12,750	$12,750

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors’ Pre-Approval Policies

Our Board of Directors’ (“BOD”) policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the BOD regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The BOD may also pre-approve particular services on a case-by-case basis.

Our BOD has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2016 fiscal year. The BOD also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our BOD has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2016 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Years Ended 12/31/2017 and 12/31/2016

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits:

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on April 21, 2017).

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on April 21, 2017).

3.3	Articles of Merger filed December 8, 2009. (incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on June 20, 2017).

3.4	Articles of Merger filed March 25, 2011. (incorporated herein by reference to Exhibit 3.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on June 20, 2017).

10.1	Stock Purchase Agreement dated March 6, 2017. (incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on June 20, 2017).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(A) under the Exchange Act

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Retail Group, Inc.

Date: April 2, 2018	By:	/s/ Vassili Oxenuk
Vassili Oxenuk Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2018.

Signature	Title

/s/ Vassili Oxenuk	Chief Executive Officer, Chief Financial Officer and a Director
Vassili Oxenuk	(Principal Executive Officer and Principal Financial Officer)

/s/Pavel Pronin	Director
Pavel Pronin

AMERICAN RETAIL GROUP, INC.

Financial Statements

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of
American Retail Group, Inc.

Opinion on the financial statements

We audited the accompanying balance sheets of American Retail Group, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2017 the Company had no cash, a working capital deficit, an accumulated deficit, and currently has no revenue generating operations. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

We have served as the Company’s auditor since 2017.

MJF & Associates
Los Angeles, California
March 28, 2018

American Retail Group, Inc.

Balance Sheets

	December 31,
	2017	2016
ASSETS

Current Assets:
Cash	$-	$-

Total current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$22,919	$54,486
Due to stockholder	49,473	-
Notes payable - related party	-	1,201,000
Accrued interest - related party	-	672,231
Loan payable - related party	-	99,974
Total current liabilities	72,392	2,006,303

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001; 10,000,000 shares authorized; 1,648 shares issued and outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 22,930,000 shares issued and outstanding	2,293	2,293
Additional paid in capital	2,327,865	283,694
Accumulated deficit	(2,402,550)	(2,292,290)
TOTAL STOCKHOLDERS’ DEFICIT	(72,392)	(2,006,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying footnotes are an integral part of these financial statements.

American Retail Group, Inc.

Statements of Operations

	Years Ended December 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative expenses	88,872	-
Total operating expenses	88,872	-

Loss from operations	(88,872)	-

Other expense:
Interest expense	(21,388)	(120,100)
Total other expense	(21,388)	(120,100)

Net loss	$(110,260)	(120,100)

Weighted average common shares outstanding - basic and diluted	22,930,000	22,930,000

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

The accompanying footnotes are an integral part of these financial statements.

American Retail Group, Inc.

Statements of Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	-	$-	22,930,000	$2,293	$283,694	$(2,172,190)	$(1,886,203)

Net loss	-	-	-	-	-	(120,100)	(120,100)

Balance, December 31, 2016	-	-	22,930,000	2,293	283,694	(2,292,290)	(2,006,303)

Sale of preferred stock for cash	1,648	-	-	-	16,480	-	16,480
Forgiveness of related party debt					2,027,691		2,027,691
Net loss	-	-	-	-	-	(110,260)	(110,260)

Balance, December 31, 2017	1,648	$-	22,930,000	$2,293	$2,327,865	$(2,402,550)	$(72,392)

The accompanying footnotes are an integral part of these financial statements.

American Retail Group, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(110,260)	$(120,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(31,567)	-
Accrued interest	21,388	120,100
Net cash used in operating activities	(120,439)	-

FINANCING ACTIVITIES:
Advances from stockholder	65,953	-
Repayments to stockholder	(16,480)
Proceeds from sale of preferred stock	16,480
Loan from related party	54,486	-
Net cash provided by financing activities	120,439	-

NET INCREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Forgiveness of related party debt	$2,027,691	$-

The accompanying footnotes are an integral part of these financial statements.

AMERICAN RETAIL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

American Retail Group, Inc., formerly known as Resource Acquisition Group, Inc. (the “Company”), is a Nevada corporation organized on January 27, 1934.

Currently the Company’s purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

Change in Control

In March 2017, Soledad Bayazit, the Company’s then Chief Executive Officer, President, sole director and the owner of 20,701,571 of our shares of common stock, representing approximately 90.28% of our outstanding shares of common stock, sold all 20,701,571 shares of common stock to Vassili Oxenuk, for a purchase price of $300,000, of which $150,000 is payable on the second day following the filing of this registration statement. In addition, Ms. Bayazik forgave the payment of the indebtedness to her under our 12% secured promissory note due January 12, 2012 in the principal amount of $1,201,000, together with accrued interest thereon of approximately $672,231, together with advances in the aggregate amount of $154,460.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Financial Instruments

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

Fair Value of Financial Instruments

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

As of December 31, 2017 and 2016, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

AMERICAN RETAIL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Basic and Diluted Loss Per Share

Loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the year ended December 31, 2017 and 2016.

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

AMERICAN RETAIL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 4 – Related Party Transactions

Ms. Soledad Bayazit, the Company’s former Chief Executive Officer, sole director and majority stockholder, held 10% secured notes due January 12, 2012 of $1,201,000 which were in default. Interest expense on the note payable – related party was $21,388 and $120,100 for the years ended December 31, 2017 and 2016, respectively. In 2017, Ms. Bayazit forgave the principal and accrued interest on these 10% secured notes of $1,201,000 and $672,231, respectively. The amount forgiven was treated as a capital contribution in the accompanying financial statements.

To finance the Company’s operations Ms. Bayazit extended loans to the Company. The balance at December 31, 2016 of $99,974 was presented as loan payable – related party in the accompanying balance sheet. The loan was non-interest bearing and due on demand. In 2017, Ms. Bayazit loaned an additional $54,486 to the Company that was used to pay certain vendors. Ms. Bayazit forgave the entire loan payable of $154,460. The amount forgiven has been treated as a capital contribution in the accompanying financial statements.

During year ended December 31, 2017, the Company’s new Chief Executive Officer and majority stockholder paid expenses of the Company totaling $65,953 and was repaid $16,480. The balance due of $49,473 is presented as due to stockholder in the accompanying balance sheet. The amount is non-interest bearing and payable upon demand.

Note 5 – Stockholders’ Equity

In July 2017, the Company sold 1,648 shares of preferred stock for cash proceeds of $16,480.

Note 6 – Income Taxes

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

Note 7 – Recent Accounting Pronouncements

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

