Form 10-Q
period 2018-03-31
American Retail Group, Inc.
filed 2018-05-15
CIK 277905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2018

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 15, 2018 was 22,930,000 shares.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

American Retail Group, Inc.

Balance Sheets

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)

Current Assets:
Cash	$-	$-
Prepaid expenses	10,000	-
Total current assets	10,000	-
TOTAL ASSETS	$10,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$19,169	$22,919
Due to stockholder	74,794	49,473
Total current liabilities	93,963	72,392

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001; 10,000,000 shares authorized; 1,648 shares issued and outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 22,930,000 shares issued and outstanding	2,293	2,293
Additional paid in capital	2,327,865	2,327,865
Accumulated deficit	(2,414,121)	(2,402,550)
TOTAL STOCKHOLDERS’ DEFICIT	(83,963)	(72,392)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

American Retail Group, Inc.

Statements of Operations

	Three Months Ended March 31,
	2018	2017

Revenue	$-	$-

Operating expenses:
General and administrative expenses	11,571	33,317
Total operating expenses	11,571	33,317

Loss from operations	(11,571)	(33,317)

Other expense:
Interest expense	-	(21,388)
Total other expense	-	(21,388)

Net loss	$(11,571)	(54,705)

Weighted average common shares outstanding - basic and diluted	22,930,000	22,930,000

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

American Retail Group, Inc.

Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(11,571)	$(54,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	-
Accounts payable and accrued expenses	(3,750)	(47,154)
Accrued interest	-	21,388
Net cash used in operating activities	(25,321)	(80,471)

FINANCING ACTIVITIES:
Advances from stockholder	25,321	25,985
Loan from related party	-	54,486
Net cash provided by financing activities	25,321	80,471

NET INCREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Forgiveness of related party debt	$-	$2,027,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

American Retail Group, Inc., formerly known as Resource Acquisition Group, Inc. (the “Company”), is a Nevada corporation organized January 27, 1934.

Currently, the Company’s purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

The unaudited financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

Change in Control

In March 2017, Soledad Bayazit, the Company’s then Chief Executive Officer, President, sole director and the owner of 20,701,571 of our shares of common stock, representing approximately 90.28% of our outstanding shares, sold all 20,701,571 shares of common stock to Vassili Oxenuk, for $300,000, of which $150,000 is payable on the second day following the filing of this registration statement. In addition, Ms. Bayazik forgave the payment of the indebtedness to her under our 12% secured promissory note due January 12, 2012 of $1,201,000, together with accrued interest thereon of approximately $672,231, together with advances of $154,460.

Basis of Presentation

The accounting and reporting policies of the Company conform to US GAAP.

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

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

As of March 31, 2018 and December 31, 2017, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

In view of these matters, the Company’s continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management believes it can raise the appropriate funds needed to support their business plan and acquire an operating company with positive cash flow. Management intends to seek new capital from owners and related parties to provide needed funds.

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

Note 4 – Related Party Transactions

Ms. Soledad Bayazit, the Company’s former Chief Executive Officer, sole director and majority stockholder, held 10% secured notes due January 12, 2012 of $1,201,000 which were in default. Interest expense on the note payable – related party was $$0 and $21,388 for the three months ended March 31, 2018 and 2017. In 2017, Ms. Bayazit forgave the principal and accrued interest on these 10% secured notes of $1,201,000 and $672,231, respectively. The amount forgiven was treated as a capital contribution in the accompanying financial statements.

To finance the Company’s operations Ms. Bayazit extended loans to the Company. In 2017, Ms. Bayazit loaned an additional $54,486 to the Company that was used to pay certain vendors. Ms. Bayazit forgave the entire loan payable of $154,460. The amount forgiven has been treated as a capital contribution in the accompanying financial statements.

During three months ended March 31, 2018, the Company’s new Chief Executive Officer and majority stockholder paid expenses of the Company totaling $25,321, and during year ended December 31, 2017 paid expenses of the Company totaling $65,953 and was repaid $16,480. The balance due of $74,794 and $49,473, respectively, at March 31, 2018 and December 31, 2017 is presented as due to stockholder in the accompanying balance sheet. The amount is non-interest bearing and payable upon demand.

Note 5 – Stockholders’ Equity

In July 2017, the Company sold 1,648 shares of preferred stock for $16,480.

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

The adoption of this ASC did not have an impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASC did not have an impact on its financial statements.

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

AMERICAN RETAIL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASC did not have an impact on its financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company adopted this ASU beginning on January 1, 2018 and used the prospective method of adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 7 – Subsequent Event

The Company has evaluated all events or transactions that occurred from January 1, 2018 to May 15, 2018.  The Company did not have any material recognizable subsequent events during this period.

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

During the next 12 months, we anticipate incurring costs to file Exchange Act reports, and to consummate acquisitions. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Results of Operations

We did not have any revenues during the three months ended March 31, 2018 and 2017.

We incurred operating expenses of $11,571 and $33,317 for the three months ended March 31, 2018 and 2017, respectively. The decrease is related to the absence of professional fees incurred related to the change in control of the company in 2017 which did not recur in 2018.

We incurred interest expense of $-0- and $21,388 for the three months ended March 31, 2018 and 2017, respectively. The absence of interest in 2018 is due to the fact that all outstanding notes were forgiven in 2017.

We realized a net loss of $11,571 and $54,705 for the three months ended March 31, 2018 and 2017, respectively, due to the items reflected above.

Liquidity and Capital Resources

As of March 31, 2018 we had no cash. We have financed our operations primarily with proceeds from the issuance to our former principal stockholder of convertible notes of $1,201,000. During the year ended December 31, 2017, the entire principal and accrued interest balance due was forgiven by our former CEO and holder of the notes.

Our former principal stockholder advanced funds to us to finance our operations. During the year ended December 31, 2017, she loaned $54,486 to us that was used to pay certain vendors. The entire loan payable to her of $154,460 was forgiven during the year ended December 31, 2017.

During the three months ended March 31, 2018, our new Chief Executive Officer and majority stockholder paid expenses totaling $25,321, and during the year ended December 31, 2017, paid expenses totaling $45,357 and was repaid $16,480.

In July 2017, we sold 1,648 shares of preferred stock for $16,480.

In connection with the sale of her 20,701,571 shares of common stock to Vassili Oxenuk, our former principal stockholder, Ms. Bayazit, forgave the payment of the indebtedness to her under our 12% secured promissory note due January 12, 2012 of $1,201,000, together with accrued interest thereon of $672,231, together with advances of $154,460.

To satisfy our cash requirements for the next 12 months we need additional financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

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

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, at March 31, 2018 we had no cash, a deficit working capital of $83,963 and an accumulated deficit of $2,414,121, and a net loss of $11,571 for the three months ended March 31, 2018, which raise substantial doubt about our ability to continue as a going concern.

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

Our future success is dependent upon, among other things, our ability to raise additional capital or to secure a future business combination.  There is no guarantee we will be able to raise enough capital or generate revenues to sustain our operations.  Our management believes it can raise the appropriate funds needed to support its business plan and acquire an operating company with positive cash flow.

Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASC did not have an impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASC did not have an impact on our financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASC did not have an impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  We adopted this ASU beginning on January 1, 2018 and used the prospective method of adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures   –   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, at the reasonable assurance level.     Our management concluded our disclosure controls and procedures were not effective due to the limited number of personnel we have in our organization, which does not allow sufficient segregation of various accounting duties, and the lack of familiarity of such personnel with Generally Accepted Accounting Principles. We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during our three month period ended March 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Reference is made to the risks and uncertainties disclosed on Form 10-K filed on April 2, 2018, as amended (“Form 10-K”), which is incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2018.

AMERICAN RETAIL GROUP, INC.

By:	/s/ Vassili Oxenuk
Vassili Oxenuk , Principal Executive Officer

By:	/s/ Vassili Oxenuk
Vassili Oxenuk , Principal Financial Officer and Principal Accounting Officer