Form 10-Q
period 2018-06-30
American Retail Group, Inc.
filed 2018-10-29
CIK 277905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   June 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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

The number of shares of the registrant’s only class of common stock issued and outstanding as of October 25, 2018 was 22,930,000 shares.

i

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$31,967	$627,243
Accounts receivable, net	19,398	17,115
Prepaid expenses and other current assets	27,780	29,059
Total current assets	79,145	673,417

Equipment, net	684	934
TOTAL ASSETS	$79,829	$674,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$23,866	$9,743
Trust liability	164,537	472,875
Advances	369,909	424,605
Due to related party	113,658	-
Total current liabilities	671,970	907,223

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 1,648 and 0 shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized; 22,930,000 and 19,046,599 shares issued and outstanding	2,293	1,905
Additional paid-in capital	1,207,355	1,171,216
Other comprehensive income (loss)	2,374	(7,977)
Accumulated deficit	(1,804,163)	(1,398,016)
Total stockholders’ deficit	(592,141)	(232,872)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$79,829	$674,351

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$25,983	$107	$124,718	$241
Operating expenses:
General and administrative expenses	232,279	97,827	524,595	202,673
Total operating expenses	232,279	97,827	524,595	202,673

Loss from operations	(206,296)	(97,720)	(399,877)	(202,432)

Non operating income (expense)
Other income (expense)	6,455	(256)	(6,270)	(121)
Total other income (expense)	6,455	(256)	(6,270)	(121)

Loss before income taxes	(199,841)	(97,976)	(406,147)	(202,553)

Provision for income tax	-	-	-	-

Net loss	$(199,841)	$(97,976)	$(406,147)	$(202,553)

Comprehensive loss:
Net loss	$(199,841)	$(97,976)	$(406,147)	$(202,553)
Foreign currency translation gain (loss)	10,677	-	10,351	(5,456)
Comprehensive loss	$(189,164)	$(97,976)	$(395,796)	$(208,009)

Weighted average common shares outstanding - basic and diluted	21,052,312	19,046,599	20,054,996	19,046,599

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017 (unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(406,147)	$(202,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	186	189
Contributed capital for services rendered	120,490	177,000
Changes in operating assets and liabilities:
Accounts receivable	(3,899)	7,471
Prepaid expenses and other current assets	9,615	16,721
Accounts payable	(4,525)	(3,017)
Due to related party	41,309
Trust liability	(287,056)	(2,012)
Net cash used in operating activities	(530,027)	(6,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances	(54,696)	-
Net cash used in financing activities	(54,696)	-

Effect of exchange rate changes on cash and equivalents	(10,553)	609

NET DECREASE IN CASH AND EQUIVALENTS	(595,276)	(5,592)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	627,243	13,624

CASH AND EQUIVALENTS, END OF PERIOD	$31,967	$8,032

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

American Retail Group, Inc., formerly known as Resource Acquisition Group, Inc. (“ARG”), is a Nevada corporation organized January 27, 1934.

Simex, Inc. (“Simex”) was incorporated under the laws of the state of Nevada on November 25, 2015. Simex operates a digital assets exchange (the “Platform”) for both accredited and non-accredited investors. Platform participants evaluate investments based on weighted Electronic-Voting. Simex provides a primary selection and by E-voting best offers are chosen and funded by investors and experts. The Platform also provides a secondary market giving liquidity to the initial investors.

On September 15, 2016, the Simex acquired Multipay, LLC, (“Multipay”), a limited liability company, incorporated under the laws of the Russian Federation, for 10,000 Russian Ruble (“RUB”) or $150. At the time of acquisition, Multipay was a start-up with insignificant assets and no revenue from operations.

On May 9, 2018, Simex entered into a merger agreement with Genius Enterprises, Inc., a Nevada corporation (“Genius”), whereby Simex issued 200 shares of common stock and 2,614,161 shares of preferred stock for all the issued and outstanding shares of common and preferred stock of Genius. Genius had no operations prior to the merger. Simex was the surviving corporation resulting from this merger agreement.

On May 9, 2018, subsequent to the above mentioned merger agreement, Simex entered into a merger agreement with ARG, whereby ARG issued 19,046,699 shares of common stock for all the issued and outstanding shares of common and preferred stock of Simex. This merger transaction was accounted for as a reverse acquisition under the purchase method of accounting since Simex obtained control of ARG. Accordingly, the merger of Simex into ARG was recorded as a recapitalization of Simex, Simex being treated as the continuing entity. The merger transaction was treated as a recapitalization and not as a business combination. ARG had 22,930,000 shares outstanding prior to the merger. At the time of the merger, ARG’s principal shareholder surrendered 19,046,099 shares, which were cancelled. After the merger the total number of ARG shares outstanding was 22,930,000.

The historical financial statements presented are the financial statements of Simex. The merger agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, ARG, were $83,963.

The combined entities is referred to hereafter as the “Company.”

The unaudited financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with U.S. GAAP. The Company’s functional currency is the United States Dollars (“$” or “USD”) and the Company’s wholly-owned subsidiary, Multipay’s functional currency is the RUB. The Company and Multipay were entities under common control and had been since the earliest period presented in these CFS; therefore, the accompanying CFS are presented as if the acquisitions of Multipay had occurred at the beginning of the period for which these CFS are presented (January 1, 2017). The basis for the assets and liabilities of Multipay was historical cost.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $592,141 at June 30, 2018 and has incurred recurring losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

The accompanying CFS do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Foreign Currency Translation

The accounts of the Company are maintained in USD and the accounts of Multipay are maintained in RUB. The accounts of Multipay are translated into USD in accordance with ASC Topic 830 Foreign Currency Transaction, with the RUB as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss). The following table details the exchange rates used for the respective periods:

	June 30,	June 30,	December 31,
	2018	2017	2017

Period end: RUB to USD exchange rate	$0.0159	$0.0169	$0.0173
Average for 6 month period: RUB to USD exchange rate	$0.0169	$0.0172

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of CFS in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the CFS and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying CFS include the accounts of ARG and its wholly-owned subsidiary, Simex and its wholly-owned subsidiary, Multipay. All significant intercompany transactions and balances were eliminated in consolidation.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2018 and December 31, 2017 (audited), the allowance for uncollectible accounts receivable was $6,909 and $0, respectively.

Equipment

Equipment is stated at cost. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Computer equipment	5 years

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which governs financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2018 and December 31, 2017 (audited), the Company believes there were no impairment of its long-lived assets.

Internal Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud based applications used to deliver its services. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, the software will be used to perform the function intended, and the value will be recoverable. Reengineering costs, minor modifications and enhancements that do not significantly improve the overall functionality of the software are expensed as incurred. As of June 30, 2018 and December 31, 2017 (audited), the Company has not capitalized any costs.

Trust Liability

Trust liability is amounts received from investors that are to be invested at their discretion on Multipay’s platform. These amounts are collected by the Company and then transferred to the projects on the platform as soon as the project reaches its funding goal. If the funding goal is not reached, these amounts are returned to the investors, net of commission revenue collected by the Company. The Company has a fiduciary responsibility over these amounts.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Advances

Advances at June 30, 2018 and December 31, 2017 (audited) were received from a potential investor.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable, trust liability and advances, the carrying amounts approximate their fair values due to their short maturities.

The Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of June 30, 2018 and December 31, 2017 (audited), respectively, the Company did not have any assets and liabilities required to be presented on the balance sheet at fair value.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from platform fees and related services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Revenue from platform fees and related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with our customers that we believe is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognization of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	Platform fees and related services – the Company offers a digital assets exchange platform for both accredited and non-accredited investors and recognizes revenue as transactions are executed and services are provided for its customers

Transactions in Cryptocurrencies

The Company accounts for cryptocurrencies as an indefinite-lived intangible asset. Transactions in cryptocurrencies are measured at fair value with changes in fair value recognized in the consolidated statement of operations.

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

Basic and Diluted Earnings (loss) Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during any of the periods presented in these financial statements.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the RUB. Translation gain (loss) of $2,374 and $(7,977) at June 30, 2018 and December 31, 2017 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASU did not have an impact on the Company’s CFS.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s CFS.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on the Company’s CFS.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s CFS.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on the Company’s CFS.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company adopted this ASU on January 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s CFS.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Equipment

Property and equipment at June 30, 2018 and December 31, 2017 (audited) consisted of the following:

	June 30,	December 31,
	2018	2017
Computer equipment	$1,733	$1,886
	1,733	1,886
Accumulated depreciation	(1,049)	(952)
Total	$684	$934

Depreciation for the six months ended June 30, 2018 and 2017 was $186 and $189, respectively.

Note 4 – Stockholders’ Equity

During the six months ended June 30, 2018 and 2017, an executive of the Company performed services valued at $120,490 and $177,000, respectively, for no cash compensation. The value was determined based on the fair market value of the services provided. These amounts are treated as capital contribution in the accompanying consolidated financial statements.

Note 5 – Related Party Transactions

During the six months ended June 30, 2018, the Company earned commissions of $124,000. The payment of the commission was received in Bitcoins. The Company does not maintain a coin-based account; therefore, the Bitcoins were deposited into a coin-based account of a stockholder of the Company. The Bitcoins were sold for cash and remitted to the Company. The value of the commissions earned was based on the market value of the Bitcoins on the date received.

Amounts due to a related party are for expenses paid by a stockholder on behalf of the Company. The balance due of $113,658 and $0, respectively, at June 30, 2018 and December 31, 2017 (audited) is presented as due to related party in the accompanying consolidated balance sheet. The amount is non-interest bearing and payable upon demand.

Note 6 – Commitments and Contingencies

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect the outcome of any matter pending against the Company is likely to have a material effect on the Company’s CFS.

Note 7 – Subsequent Events

On October 23, 2018, the SEC ordered that trading in the Company’s common stock be suspended for the period from 9:30 a.m. EDT on October 22, 2018, through 11:59 p.m. EDT on November 2, 2018. The SEC ordered the suspension due to concerns about the accuracy of information in the marketplace about, among other things, the Company’s products and services and certain regulatory approvals, including statements in Company press releases claiming that the Company had partnered with an “SEC qualified institution” to facilitate cryptocurrency transactions and that it was conducting a token offering that was officially registered in accordance to SEC requirements.

The Company further announced that it now understood that although Prime Trust, the entity referenced in its August 16 and August 22, 2018, press releases, stated that it is a “Qualified Custodian,” that statement was not intended to imply that Prime Trust was registered with or regulated by the SEC as was the Company incorrectly stated in its press releases. The Company recognizes that the SEC does not endorse or qualify custodians for cryptocurrency or other forms of currency. The Company’s relationship with Prime Trust has been terminated.

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

Overview

On May 14, 2018, we entered into and closed a merger agreement (the “Merger Agreement”) with Simex, Inc., a Nevada corporation (“Simex”), whereby we acquired 100% of the outstanding capital stock of Simex (the “Simex Acquisition”). Pursuant to the Merger Agreement we issued to the holders of all of the outstanding shares of common stock and preferred stock of Simex 19,046,599 shares of our common stock. In addition, as a condition to the closing of the merger, Vassili Oxenuk returned to us for cancellation as a capital contribution 19,046,599 shares of our common stock. After giving effect to the Simex Acquisition, we had outstanding 22,930,009 shares of common and 1,648 shares of preferred stock.

As a result of the Simex Acquisition, Simex became our wholly-owned subsidiary. Simex was incorporated in 2015 and is engaged in the development and initial commercialization of a multi-functional online international digital asset investment and trading platform. To date, the platform has only been made available to a limited number of individuals outside of the United States.

For accounting purposes, the acquisition was accounted for as a reverse acquisition and was treated as a recapitalization of the registrant effected by a share exchange, with Simex as the accounting acquirer. The historical financial statements of Simex are now the historical financial statements of the registrant, American Retail Group, Inc.

Results of Operations

Comparison of the Three months ended June 30, 2018 and 2017

Revenue

Revenue for the three months ended June 30, 2018 was $25,983, an increase of $25,876 from $107 for the three months ended June 30, 2017. The increase in our revenues reflects the expansion of the business of Simex outside the US. The revenues principally reflect trading commissions earned during the three months ended June 30, 2018, and fees received in such period for the listing of tokens. If our platform continues to attract new users, we can expect that our revenues increase as a result of trading commissions, listing fees, and fees received from such other services we may provide, anticipated to include the issuance of debit cards, currency trading and the exchange of one currency for another.

Operating Expenses

Operating Expenses were comprised entirely of general and administrative expenses and were $232,279 for the three months ended June 30, 2018, an increase of $134,452 from $97,827 during the three months ended June 30, 2018. The increase in operating expenses is principally related to an increase in legal and professional fees.

Loss from Operations

For the three months ended June 30, 2018 and 2017, we incurred operating losses of $206,296 and $97,720, respectively. The increase in our operating loss reflects the fact that the increase in our revenue was less than the increase in our operating expenses.

Loss before Income Tax; Net Loss

Our loss before tax was $199,841 for the three months ended June 30, 2018, compared to a loss before tax of $97,976 for the comparable period in 2017. The increase in our loss before tax is consistent with the increase in our operating loss.

Comparison of the Six months ended June 30, 2018 and 2017

Revenue

Revenue for the six months ended June 30, 2018 was $124,718, an increase of $124,477 from $241 for the six months ended June 30, 2017. The increase in our revenues reflects the expansion of the business of Simex outside the US.

Operating Expenses

Operating Expenses were comprised entirely of general and administrative expenses and were $524,595 for the six months ended June 30, 2018, an increase of $321,922 from operating expenses of $202,673 during the comparable period in 2017. The increase in operating expenses is principally related to an increase in legal and professional fees.

Loss from Operations

For the six months ended June 30, 2018 and 2017, we incurred operating losses of $399,877 and $202,432, respectively. The increase in our operating loss reflects the fact that the increase in our revenue was less than the increase in our operating expenses.

Loss before Income Tax; Net Loss

Our loss before tax was $406,147 for the six months ended June 30, 2018, compared to a loss before tax of $202,553 for the comparable period in 2017. The increase in our loss before tax is consistent with the increase in our operating loss.

Liquidity and Capital Resources

During the six months ended June 30, 2018 and 2017, various executives of the Company performed services valued at $120,490 and $177,000, respectively, for no cash compensation. We have primarily been funded from advances from prospective investors and the payment of our expenses by a stockholder. As of June 30, 2018 we had a working capital deficit of $592,825.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2018 and 2017, respectively.

	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(530,027)		$(6,201)
Net cash used in financing activities	$(54,696)	$	(-0-)

Net cash used in operating activities

We used $530,027 of cash in operations during the six months ended June 30, 2018 as opposed to $6,201 during the comparable 2017 period. The use of cash in 2018 reflects our operating loss reduced on a net basis due to non-cash expenses of depreciation and services rendered, and net changes in assets and liabilities, primarily an increase in accounts receivable and the cash held in trust for the benefit of our clients.

Net cash used in financing activities

Net cash used in financing activities was $54,696 for the six months ended June 30, 2018. The net cash used in financing activities in 2018 was for repayment of advances of $54,696.

Impact of Inflation

Our results of operations are not likely to be affected by inflation.

Contractual Obligations

We have no long-term fixed contractual obligations or commitments.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our combined financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an uncombined entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any uncombined entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Significant Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of Simex is the Russian Ruble (RUB). The accompanying financial statements are translated from RUB and presented in U.S. dollars (“USD”).

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from platform fees and related services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying consolidated financial statements (“CFS”) for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from platform fees and related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

•	executed contract(s) with our customers that we believe is legally enforceable;

•	identification of performance obligation in the respective contract;

•	determination of the transaction price for each performance obligation in the respective contract;

•	allocation the transaction price to each performance obligation; and

•	recognization of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

•	Platform fees and related services – the Company offers a digital assets exchange platform for both accredited and non-accredited investors and recognizes revenue as transactions are executed and services are provided for its customers

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Simex is RUB. For financial reporting purposes, RUB is translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the six months ended June 30, 2018 and 2017 consisted of net loss and foreign currency translation adjustments.

Transactions in Cryptocurrencies

The Company accounts for cryptocurrencies as an indefinite-lived intangible asset. Transactions in cryptocurrencies are measured at fair value with changes in fair value recognized in the consolidated statement of operations.

New Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASU did not have an impact on our CFS.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on our CFS.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on our CFS.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on our CFS.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on our CFS.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company adopted this ASU beginning on January 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s CFS.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures   –   Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) , evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, at the reasonable assurance level.  Our management concluded our disclosure controls and procedures were not effective due to the limited number of personnel we have in our organization, which does not allow sufficient segregation of various accounting duties, and the lack of familiarity of such personnel with US GAAP. We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations   –   Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during our three month period ended June 30, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 19, 2018, the Securities and Exchange Commission (“SEC”) issued an Order (the “Order”) pursuant to Section 12(k) of the Securities Exchange Act of 1934 (the “Exchange Act”), temporarily suspending trading in our common stock during a period commencing 9:30 a.m. EDT on October 22, 2018 and terminating at 11:59 p.m. EDT on November 2, 2018.

The SEC took this action due to concerns about the accuracy and adequacy of information in the marketplace about, among other things, our products and services and certain regulatory approvals, as stated in press releases we issued on August 16, 2018 and August 22, 2018. In particular, the Order notes that in press releases issued August 16 and August 18, 2018, we claimed that we had partnered with an “SEC qualified custodian” for use with cryptocurrency transactions that would be “under SEC Regulations,” We now understand that although Prime Trust, the entity referenced in the press releases, claims that it is a “Qualified Custodian,” that statement is not intended to imply that Prime Trust was registered with or regulated by the SEC as we incorrectly stated in our press releases. The Company recognizes that the SEC does not endorse or qualify custodians for cryptocurrency or other forms of currency. The Company’s relationship with Prime Trust has been terminated.

Further, the Order notes that in the August 22, 2018, release we stated that we were beginning a public offering of convertible preferred shares and that the offering would be registered in accordance with the requirements of the SEC. We, in fact, have not registered with the SEC or any state regulatory authority a public offering of any of our securities or a cryptocurrency.

In the Order the SEC noted that brokers and dealers should be alert to the fact that, pursuant to Rule 15c2-11 under the Exchange Act, at the termination of the trading suspension, no quotation for our common stock may be entered unless and until the broker or dealer has strictly complied with all of the provisions of the rule. The Order continued stating that if any broker or dealer enters any quotation which is in violation of the rule, the SEC will consider the need for prompt enforcement action.

ITEM 1A.  RISK FACTORS

Reference is made to the risks and uncertainties disclosed on Form 8-K filed on May 15, 2018, as amended (“Form 8-K”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our Form 8-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities. In addition to the Risk Factors set forth in the 8-K, investors should consider the additional Risk Factors set forth below,

The Securities and Exchange Commission issued an Order Suspending Trading in Our Common Stock.

On October 19, 2018, the Securities and Exchange Commission (“SEC”) issued an Order (the “Order”) pursuant to Section 12(k) of the Securities Exchange Act of 1934 (the “Exchange Act”), temporarily suspending trading in our common stock during a period commencing 9:30 a.m. EDT on October 22, 2018 and terminating at 11:59 p.m. EDT on November 2, 2018, due to concerns about the accuracy and adequacy of information in the marketplace about, among other things, our products and services and certain regulatory approvals, as stated in press releases we issued on August 16, 2018 and August 22, 2018. In the Order the SEC noted that, pursuant to Rule 15c2-11 under the Exchange Act, at the termination of the trading suspension, no quotation for our common stock may be entered unless and until the broker or dealer has strictly complied with all of the provisions of the rule. It is likely that the issuance of the Order will impede the development of a market for our common stock.

The market price of our common stock likely exceeds the value of our common stock.

Our common stock has not traded since May 2018, shortly after we completed the Simex Acquisition described in the 8-K dated May 15, 2018. At that time there were approximately 50,000 shares of common stock in the “public float.” The lack of a meaningful public float and sustained market for our shares makes the trading price of our shares extremely volatile and subject to wide fluctuations.

There are a limited number of our shares currently eligible for trading.

Although we have approximately 23 million common shares outstanding, because we were a “shell” company there are currently a very limited number of our shares, approximately 50,000, eligible for sale in OTC Pink. Because the number of shares in the “float” is so small relative to the number of shares outstanding, the purchase or sale of a relatively small number of our shares may have an undue influence on the price of our common stock.

We may, in the future, issue additional shares of common stock, which together with shares currently outstanding, may become eligible for sale in the OTC Market. The sale of any such shares will likely depress the trading price of our common stock.

Our Articles of Incorporation allow us to issue up to 200 million shares of common stock. There are currently 22,930,009 shares outstanding. Any shares that we may issue and shares currently outstanding, upon the expiration of a sufficient period of time, will become eligible for sale in accordance with Rule 144. Given the limited market for our common stock, the sale of any of such shares will likely depress the price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Merger Agreement, dated as of May 14, 2018, among the Company, ABG Mergerco and Simex Inc. incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated May 15, 2018.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on April 21, 2017).

3.2	Certificate of Designation authorizing the issuance of the Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated May 15, 2018.

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration statement on Form 10 filed on April 21, 2017).

10.1	Stock Purchase Agreement dated as of March 6, 2017 between Soledad Bayazit and Vassili Oxenuk (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A (Amendment No. 2) filed on June 20, 2017).

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) 2 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 25, 2018.

AMERICAN RETAIL GROUP, INC.

By:	/s/ Vassili Oxenuk
Vassili Oxenuk, Principal Executive Officer

By:	/s/ Vassili Oxenuk
Vassili Oxenuk, Principal Financial Officer and Principal Accounting Officer