Form 10-Q
period 2018-09-30
American Retail Group, Inc.
filed 2018-12-18
CIK 277905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   September 30, 2018

Commission File Number 000-53244

AMERICAN RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-1869744
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2300 West Shara Avenue, Suite 400

Las Vegas, NV 89102

 (Address of principal executive offices) (Zip Code)

(702) 731-3535

(Registrant’s telephone number, including area code)

2770 S. Maryland Pkwy, Suite 314

Las Vegas, NV 89109

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

The number of shares of the registrant’s only class of common stock issued and outstanding as of December 18, 2018 was 22,930,000 shares.

i

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2018 and December 31, 2017

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$19,509	$627,243
Accounts receivable, net	4,673	17,115
Accounts receivable, related party	37,995	-
Prepaid expenses and other current assets	9,919	29,059
Total current assets	72,096	673,417

Equipment, net	570	934
TOTAL ASSETS	$72,666	$674,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$28,445	$9,743
Trust liability	162,563	472,875
Advances	227,206	424,605
Due to related party	74,794	-
Total current liabilities	493,008	907,223

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 1,648 and 0 shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized; 22,930,000 and 19,046,599 shares issued and outstanding	2,293	1,905
Additional paid-in capital	1,293,275	1,171,216
Other comprehensive income (loss)	6,901	(7,977)
Accumulated deficit	(1,722,811)	(1,398,016)
Total stockholders’ deficit	(420,342)	(232,872)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72,666	$674,351

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$260,494	$101	$385,212	$342
Operating expenses:
General and administrative expenses	180,033	95,255	704,628	297,928
Total operating expenses	180,033	95,255	704,628	297,928

Income (loss) from operations	80,461	(95,154)	(319,416)	(297,586)

Non operating income (expense)
Other income (expense)	891	(1,794)	(5,379)	(1,915)
Total other income (expense)	891	(1,794)	(5,379)	(1,915)

Income (loss) before income taxes	81,352	(96,948)	(324,795)	(299,501)

Provision for income tax	-	-	-	-

Net income (loss)	$81,352	$(96,948)	$(324,795)	$(299,501)

Comprehensive income (loss):
Net income (loss)	$81,352	$(96,948)	$(324,795)	$(299,501)
Foreign currency translation gain (loss)	4,527	1,291	14,878	(4,165)
Comprehensive income (loss):	$85,879	$(95,657)	$(309,917)	$(303,666)

Weighted average common shares outstanding - basic and diluted	22,930,000	19,046,599	21,023,862	19,046,599

Income (loss) per common share - basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017 (unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(324,795)	$(299,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	269	282
Contributed capital for services rendered	191,410	265,500
Changes in operating assets and liabilities:
Accounts receivable	11,113	7,427
Accounts receivable, related party	(37,995)	-
Prepaid expenses and other current assets	26,887	6,039
Accounts payable	514	56,601
Trust liability	(271,213)	(2,001)
Net cash used in operating activities	(403,810)	34,347

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution by stockholder	15,000	-
Repayment of advances	(197,399)	-
Net cash used in financing activities	(182,399)	-

Effect of exchange rate changes on cash and equivalents	(21,525)	1,522

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(607,734)	35,869

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	627,243	13,624

CASH AND EQUIVALENTS, END OF PERIOD	$19,509	$49,493

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

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

On September 15, 2016, Simex acquired Multipay, LLC, (“Multipay”), a limited liability company, incorporated under the laws of the Russian Federation, for 10,000 Russian Rubles (“RUB”) or $150. At the time of acquisition, Multipay was a start-up with insignificant assets and no revenue from operations.

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

The historical financial statements presented are the financial statements of Simex. The merger agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of the merger, the net liabilities of the legal acquirer, ARG, were $83,963.

The combined entities is referred to hereafter as the “Company.”

The unaudited financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with U.S. GAAP. The Company’s functional currency is the United States Dollars (“$” or “USD”) and the Company’s wholly-owned subsidiary, Multipay’s functional currency is the RUB. Simex and Multipay were entities under common control and had been since the earliest period presented in these CFS; therefore, the accompanying CFS are presented as if the acquisitions of Multipay had occurred at the beginning of the period for which these CFS are presented (January 1, 2017). The basis for the assets and liabilities of Multipay was historical cost.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $420,342 at September 30, 2018 and has incurred recurring losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	September 30,	September 30,	December 31,
	2018	2017	2017

Period end: RUB to USD exchange rate	$0.0152	$0.0174	$0.0173
Average period for 9 month period: RUB to USD exchange rate	$0.0163	$0.0171

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

September 30, 2018 and 2017

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2018 and December 31, 2017 (audited), the allowance for uncollectible accounts receivable was $6,605 and $0, respectively.

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

Long-Lived Assets

The Company applies ASC Topic 360, Property, Plant, and Equipment, which governs financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2018 and December 31, 2017 (audited), the Company believes there was no impairment of its long-lived assets.

Internal Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud based applications used to deliver its services. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, the software will be used to perform the function intended, and the value will be recoverable. Reengineering costs, minor modifications and enhancements that do not significantly improve the overall functionality of the software are expensed as incurred. As of September 30, 2018 and December 31, 2017 (audited), the Company has not capitalized any costs.

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

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

Advances

Advances at September 30, 2018 and December 31, 2017 (audited) were received from a potential investor.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable, trust liability and advances, the carrying amounts approximate their fair values due to their short maturities.

The Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value (“FV”) of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of September 30, 2018 and December 31, 2017 (audited), respectively, the Company did not have any assets and liabilities required to be presented on the balance sheet at FV.

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

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

Revenue from platform fees and related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with our customer(s) that we believe is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s only revenue category, are summarized below:

●	Platform fees and related services – the Company offers a digital assets exchange platform for both accredited and non-accredited investors and recognizes revenue as transactions are executed and services are provided for its customers.

Transactions in Cryptocurrencies

The Company accounts for cryptocurrencies as an indefinite-lived intangible asset. Transactions in cryptocurrencies are measured at FV with changes in FV recognized in the consolidated statement of operations.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the RUB. Translation gain (loss) of $6,901 and $(7,977) at September 30, 2018 and December 31, 2017 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

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

September 30, 2018 and 2017

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Equipment

Property and equipment at September 30, 2018 and December 31, 2017 (audited) consisted of the following:

	September 30,	December 31,
	2018	2017
Computer equipment	$1,657	$1,886
	1,657	1,886
Accumulated depreciation	(1,087)	(952)
Total	$570	$934

Depreciation for the nine months ended September 30, 2018 and 2017 was $269 and $282, respectively.

Note 4 – Stockholders’ Equity

During the nine months ended September 30, 2018 and 2017, an executive of the Company performed services valued at $191,410 and $265,500, respectively, for no cash compensation. The value was determined based on the fair market value of the services provided. These amounts are treated as capital contribution in the accompanying CFS.

Also during the nine months ended September 30, 2018, a stockholder of the Company made a capital contribution of $15,000.

Note 5- Related Party Transactions

During the nine months ended September 30, 2018, the Company earned commissions of $385,000. The payment of the commission was received in Bitcoins. The Company does not maintain a Coinbase account; therefore, the Bitcoins were deposited into a Coinbase account of a stockholder of the Company. The Bitcoins were sold for cash and remitted to the Company. As of September 30, 2018, $347,005 had been remitted to the Company and the remaining balance of $37,995 is recorded as an account receivable, related party. The value of the commissions earned was based on the market value of the Bitcoins on the date received.

Amounts due to a related party are for expenses paid by a stockholder on behalf of the Company. The balance due of $74,794 and $0, respectively, at September 30, 2018 and December 31, 2017 (audited) is presented as due to related party in the accompanying consolidated balance sheet. The amount is non-interest bearing and payable upon demand.

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

AMERICAN RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

On October 23, 2018, the SEC” ordered that trading in the Company’s common stock be suspended from 9:30 a.m. EDT on October 22, 2018, through 11:59 p.m. EDT on November 2, 2018. The SEC ordered the suspension due to concerns about the accuracy of information in the marketplace about, among other things, the Company’s products and services and certain regulatory approvals, including statements in Company press releases claiming that the Company had partnered with an “SEC qualified institution” to facilitate cryptocurrency transactions and that it was conducting a token offering that was officially registered in accordance to SEC requirements.

The Company further announced that it now understood that although Prime Trust, the entity referenced in its August 16 and August 22, 2018, press releases, stated that it is a “Qualified Custodian,” that statement was not intended to imply that Prime Trust was registered with or regulated by the SEC as was the Company incorrectly stated in its press releases. The Company recognizes that the SEC does not endorse or qualify custodians for cryptocurrency or other forms of currency. The Company has terminated its relationship with Prime Trust.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. Because we desire to take advantage of, the “safe harbor”   provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Results of Operations

Comparison of the Three months ended September 30, 2018 and 2017

Revenue

Revenue for the three months ended September 30, 2018 was $260,494, an increase of $260,393 from $101 for the three months ended September 30, 2017. The increase in our revenues reflects the expansion of the business of Simex outside the US. The revenues principally reflect trading commissions earned during the three months ended September 30, 2018, and fees received in such period for the listing of tokens. If our platform continues to attract new users, we can expect that our revenues will increase as a result of trading commissions, listing fees, and fees received from such other services we may provide, anticipated to include the issuance of debit cards, currency trading and the exchange of one currency for another.

Operating Expenses

Operating Expenses were comprised entirely of general and administrative expenses and were $180,033 for the three months ended September 30, 2018, an increase of $84,778 from $95,255 during the three months ended September 30, 2018. The increase in operating expenses is principally related to an increase in legal and professional fees.

Income (Loss) from Operations

For the three months ended September 30, 2018, we generated operating income of $80,461, an increase of $175,615 compared to an operating loss of $95,154 for the three months ended September 30, 2017. Our ability to generate operating income as opposed to continued losses reflects the fact that during the third quarter of 2018 our revenues became sufficient to pay all of our operating expenses.

Income (Loss) before Income Tax; Net Income ( Loss)

Our income before tax was $81,352 for the three months ended September 30, 2018, compared to a loss before tax of $96,948 for the comparable period in 2017. The increase in our income before tax is consistent with the increase in our operating income.

Comparison of the Nine months ended September 30, 2018 and 2017

Revenue

Revenue for the nine months ended September 30, 2018 was $385,212, an increase of $384,870 from $342 for the nine months ended September 30, 2017. The increase in our revenues reflects the expansion of the business of Simex outside the US.

Operating Expenses

Operating Expenses were comprised entirely of general and administrative expenses and were $704,628 for the nine months ended September 30, 2018, an increase of $406,700 from operating expenses of $297,928 during the comparable period in 2017. The increase in operating expenses is principally related to an increase in legal and professional fees.

Loss from Operations

For the nine months ended September 30, 2018 and 2017, we incurred operating losses of $319,416 and $297,586, respectively. The increase in our operating loss reflects the fact that the increase in our revenue was less than the increase in our operating expenses.

Loss before Income Tax; Net Loss

Our loss before tax was $324,795 for the nine months ended September 30, 2018, compared to a loss before tax of $299,501 for the comparable period in 2017. The increase in our loss before tax is consistent with the increase in our operating loss.

Liquidity and Capital Resources

During the nine months ended September 30, 2018 and 2017, various executives of the Company performed services valued at $191,410 and $265,500, respectively, for no cash compensation. We have primarily been funded from advances from prospective investors and the payment of expenses by a stockholder. As of September 30, 2018 we had a working capital deficit of $420,912.

During the nine months ended September 30, 2018, a stockholder of the Company made a capital contribution of $15,000.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2018 and 2017, respectively.

	September 30, 2018	September 30, 2017
Net cash provided by (used in) operating activities	$(403,810)		$34,347
Net cash used in financing activities	$(182,399)	$	(-0-)

Net cash used in operating activities

We used $403,810 of cash in operations during the nine months ended September 30, 2018 as opposed to cash provided by operations of $34,347 during the comparable 2017 period. The use of cash in 2018 reflects our operating loss reduced on a net basis due to non-cash expenses of depreciation and services rendered, and net changes in assets and liabilities, primarily an increase in accounts receivable and the cash held in trust for the benefit of our clients.

Net cash used in financing activities

Net cash used in financing activities was $182,399 for the nine months ended September 30, 2018. The net cash used in financing activities in 2018 was for repayment of advances of $197,399 offset by a capital contribution of $15,000.

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

Revenue from platform fees and related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with our customer(s) that we believe is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s only revenue category, are summarized below:

●	Platform fees and related services – the Company offers a digital assets exchange platform for both accredited and non-accredited investors and recognizes revenue as transactions are executed and services are provided for its customers.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the nine months ended September 30, 2018 and 2017 consisted of net loss and foreign currency translation adjustments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures   –   Our management, with the participation of our Chief Executive Officer (“CEO”) who also serves as our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO/CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, at the reasonable assurance level.  Our management concluded our disclosure controls and procedures were not effective due to the limited number of personnel we have in our organization, which does not allow sufficient segregation of various accounting duties, and the lack of familiarity of such personnel with US GAAP. We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations   –   Our management, including our CEO/CFO, do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during our three month period ended September 30, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC took this action due to concerns about the accuracy and adequacy of information in the marketplace about, among other things, our products and services and certain regulatory approvals, as stated in press releases we issued on August 16, 2018 and August 22, 2018. In particular, the Order notes that in press releases issued August 16 and August 18, 2018, we claimed that we had partnered with an “SEC qualified custodian” for use with cryptocurrency transactions that would be “under SEC Regulations,” We now understand that although Prime Trust, the entity referenced in the press releases, claims that it is a “Qualified Custodian,” that statement is not intended to imply that Prime Trust was registered with or regulated by the SEC as we incorrectly stated in our press releases. The Company recognizes that the SEC does not endorse or qualify custodians for cryptocurrency or other forms of currency. The Company has terminated its relationship with Prime Trust.

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

Our Articles of Incorporation allow us to issue up to 200 million shares of common stock. There are currently 22, 930,009 shares outstanding. Any shares that we may issue and shares currently outstanding, upon the expiration of a sufficient period of time, will become eligible for sale in accordance with Rule 144. Given the limited market for our common stock, the sale of any of such shares will likely depress the price of our common stock.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) 2 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December __, 2018.

AMERICAN RETAIL GROUP, INC.

By:	/s/ Vassili Oxenuk
Vassili Oxenuk, Principal Executive Officer

By:	/s/ Vassili Oxenuk
Vassili Oxenuk, Principal Financial Officer and Principal Accounting Officer