Form 10-Q/A
period 2018-09-30
American Retail Group, Inc.
filed 2018-12-19
CIK 277905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

 This amendment is being filed to include the date which was inadvertently omitted.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) 2 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2018.

AMERICAN RETAIL GROUP, INC.

By:	/s/ Vassili Oxenuk
Vassili Oxenuk, Principal Executive Officer

By:	/s/ Vassili Oxenuk
Vassili Oxenuk, Principal Financial Officer and Principal Accounting Officer